Form 10-Q
period 1996-06-30
ESELCO INC
filed 1996-08-09
CIK 828941

                        SECURITIES  AND  EXCHANGE  COMMISSION

                               Washington, D.C.  20549



                                      FORM 10-Q


                   QUARTERLY  REPORT  UNDER  Section 13  OR  15(d)
                     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934



For the Quarter Ended June 30, 1996         Commission File Number 0-17736



                                     ESELCO, INC.
                              --------------------
                                 (Name of Registrant)



        MICHIGAN                                                 38-2785176
- - ------------------------                               ----------------------
(State of Incorporation)                                (I. R. S. Employer
                                                       Identification Number)


                               725 East Portage Avenue
                          SAULT STE. MARIE, MICHIGAN  49783
                       ----------------------------------
                             (Principal executive office)


                                    (906) 632-2221
                               ------------------
                                  (Telephone Number)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No
                                         ------      ------

             1,496,955 shares of Common Stock, par value $.007 per share, outstanding as of June 30, 1996

                                  E S E L C O, INC.

                     CONSOLIDATED STATEMENT OF FINANCIAL POSITION


                                                                                       June 30,                    December 31
                                                                                         1996                          1995
                                                                                      ------------                  ------------
ASSETS:
   ELECTRIC PLANT, at original cost                                                   $69,536,476                   $68,027,994
      Less - Accumulated depreciation                                                  28,744,155                    27,465,011
                                                                                      ------------                  ------------
                                                                                      $40,792,321                   $40,562,983
      Asset acquired under capital lease                                                2,885,750                     2,917,609
                                                                                      ------------                  ------------
                                                                                      $43,678,071                   $43,480,592
   CURRENT ASSETS:                                                                    ------------                  ------------
      Cash                                                                                $82,314                      $302,845
      Accounts receivable, less reserve of $34,219
        and $32,000 respectively                                                        3,114,207                     3,396,213
      Unbilled revenue                                                                  1,380,035                     1,789,655
      Materials and supplies, at average cost                                           1,274,747                     1,191,419
      Prepayments                                                                         820,039                     1,765,406
                                                                                      ------------                  ------------
                                                                                       $6,671,342                    $8,445,538
   OTHER ASSETS:                                                                      ------------                  ------------
      Debt expense, being amortized                                                       $33,818                       $38,018
      Regulatory asset                                                                  2,850,000                     2,850,000
      Other                                                                               795,519                       508,106
                                                                                      ------------                  ------------
                                                                                       $3,679,337                    $3,396,124
                                                                                      ------------                  ------------
                                                                                      $54,028,750                   $55,322,254
                                                                                      ------------                  ------------
                                                                                      ------------                  ------------
STOCKHOLDERS' INVESTMENT AND LIABILITIES:
   CAPITALIZATION (See Statement):
      Common equity                                                                   $18,976,954                   $18,363,998
      Preferred stock                                                                           0                             0
      Long-term debt (less current portion)                                            13,750,935                    13,935,889
                                                                                      ------------                  ------------
                                                                                      $32,727,889                   $32,299,887
   OTHER NONCURRENT LIABILITIES:                                                      ------------                  ------------
      Obligation under capital lease                                                   $2,815,065                    $2,851,622
      Other                                                                             2,850,000                     2,850,000
                                                                                      ------------                  ------------
                                                                                       $5,665,065                    $5,701,622
   CURRENT LIABILITIES:                                                               ------------                  ------------
      Notes payable                                                                    $2,323,000                    $3,652,000
      Current portion of long-term debt                                                 2,184,613                     1,435,206
      Current portion of lease obligation                                                  70,685                        65,987
      Accounts payable                                                                  1,606,627                     2,121,036
      Dividends declared                                                                  412,683                       373,873
      Accrued taxes                                                                       764,850                     2,115,320
      Current deferred income taxes                                                        69,108                        81,108
      Accrued interest                                                                    165,835                       257,973
      Other                                                                               262,463                       243,993
                                                                                      ------------                  ------------
                                                                                       $7,859,864                   $10,346,496
   DEFERRED CREDITS:                                                                  ------------                  ------------
      Deferred income taxes                                                            $3,790,503                    $3,199,515
      Net regulatory liability                                                          1,193,861                     1,292,861
      Unamortized investment tax credit                                                   907,398                       940,998
      Other                                                                             1,884,170                     1,540,875
                                                                                      ------------                  ------------
                                                                                       $7,775,932                    $6,974,249
                                                                                      ------------                  ------------
                                                                                      $54,028,750                   $55,322,254
                                                                                      ------------                  ------------
                                                                                      ------------                  ------------


                                  E S E L C O, INC.
                       CONSOLIDATED STATEMENT OF CAPITALIZATION

                                                                                     June 30,                   December 31,
                                                                                       1996                        1995
                                                                                 ------------------        ------------------
                                                                                   AMOUNT       %             AMOUNT      %
                                                                                 -----------   ----        -----------   ----
COMMON EQUITY:
   Common stock, par value $.007 per share

                                                    1996              1995
                                                 ----------        ----------
         Authorized Shares                        3,000,000         3,000,000
                                                 ----------        ----------
                                                 ----------        ----------
         Outstanding Shares                       1,496,955         1,437,975        $10,479                   $10,066
                                                 ----------        ----------
                                                 ----------        ----------
   Capital surplus                                                                16,153,099                14,545,412

   Retained earnings                                                               3,452,879                 4,250,891

   Unearned compensation - ESOP                                                     (639,503)                 (442,371)
                                                                                 -----------               -----------
                                                                                 $18,976,954    58%        $18,363,998    57%
                                                                                 -----------               -----------


PREFERRED STOCK, value $.01 per share,
  authorized 160,000 shares                                                               $0     0%                 $0     0%
                                                                                 -----------               -----------


LONG-TERM DEBT of Subsidiaries (less current
  portion)
   First Mortgage Bonds:
      Series D,  7.00%, due 1998                                                    $855,000                  $867,000
      Series F, 10.31%, due 2001                                                   1,200,000                 1,500,000
      Series G, 10.25%, due 2009                                                   4,440,000                 4,810,000
      Series H,  7.90%, due 2002                                                   1,500,000                 1,800,000

   Energy Thrift Notes, 5.8%-10%, due 1998-2006                                    5,076,000                 4,414,000

   Equipment Loan, Floating Rate, due 1998                                           175,045                   200,724

   Floating Rate ESOP Loans of the Corporation
      due 2000                                                                       504,890                   344,165
                                                                                 -----------               -----------
                                                                                 $13,750,935    42%        $13,935,889    43%
                                                                                 -----------   ----        -----------   ----

         Total Capitalization                                                    $32,727,889   100%        $32,299,887   100%
                                                                                 -----------   ----        -----------   ----
                                                                                 -----------   ----        -----------   ----


                                  E S E L C O, INC.

                           CONSOLIDATED STATEMENT OF INCOME


                                       The Three Months                     The Six Months               The Twelve Months
                                         Ended June 30,                      Ended June 30,                Ended June 30,
                                    --------------------------         ------------------------      -------------------------
                                      1996              1995             1996            1995          1996             1995
                                   ----------        ----------       ----------      ----------    ----------       ----------
OPERATING REVENUES                  $8,947,935        $8,834,027      $18,725,187     $18,066,354   $37,503,321       $35,027,474
                                 --------------    --------------   --------------  -------------- -------------   ---------------
OPERATING EXPENSES:
   Operation - Purchased power      $4,346,701        $4,611,102       $9,667,957      $9,618,012   $19,581,393       $18,102,753
             - Other                 1,621,286         1,583,587        3,309,360       3,137,843     6,335,548         6,316,842
   Maintenance                         539,001           498,952        1,149,176       1,052,834     2,079,690         2,069,991
   Depreciation and amortization       646,931           628,093        1,315,826       1,262,104     2,552,495         2,404,346
   Property and other taxes            397,268           383,427          766,236         767,294     1,559,438         1,479,639
   Income taxes                        302,400           217,100          525,400         429,600     1,212,584           952,727
                                 --------------    --------------   --------------  -------------- -------------   ---------------
      Total operating expenses      $7,853,587        $7,922,261      $16,733,955     $16,267,687   $33,321,148       $31,326,298
                                 --------------    --------------   --------------  -------------- -------------   ---------------

      Net operating income          $1,094,348          $911,766       $1,991,232      $1,798,667    $4,182,173        $3,701,176
                                 --------------    --------------   --------------  -------------- -------------   ---------------

OTHER INCOME (DEDUCTIONS), NET        ($30,304)         ($35,829)        ($46,722)       ($56,927)     ($58,568)         ($40,447)
                                 --------------    --------------   --------------  -------------- -------------   ---------------
ALLOWANCE FOR FUNDS USED
  DURING CONSTRUCTION                       $0                $0               $0              $0            $0                $0
                                 --------------    --------------   --------------  -------------- -------------   ---------------
INTEREST CHARGES:
   Interest on long-term debt         $338,136          $299,253         $665,198        $596,560    $1,312,592        $1,231,191
   Other interest                       40,827            87,012           63,314         167,481       207,748           298,816
                                 --------------    --------------   --------------  -------------- -------------   ---------------
      Total interest charges          $378,963          $386,265         $728,512        $764,041    $1,520,340        $1,530,007
                                 --------------    --------------   --------------  -------------- -------------   ---------------

NET INCOME AVAILABLE FOR COMMON
  STOCK                               $685,081          $489,672       $1,215,998        $977,699    $2,603,265        $2,130,722
                                 -------------     -------------    -------------   -------------  ------------    --------------
                                 -------------     -------------    -------------   -------------  ------------    --------------

EARNINGS PER AVERAGE SHARE OF
  COMMON STOCK                           $0.46             $0.33            $0.82           $0.67         $1.76             $1.46
                                         -----             -----            -----           -----         -----             -----
                                         -----             -----            -----           -----         -----             -----

CASH DIVIDENDS DECLARED PER
  SHARE OF COMMON STOCK                  $0.27             $0.25            $0.53           $0.50         $1.04             $0.97
                                         -----             -----            -----           -----         -----             -----
                                         -----             -----            -----           -----         -----             -----


AVERAGE COMMON SHARES
   OUTSTANDING                       1,493,703         1,466,233        1,489,638       1,463,198     1,482,470         1,458,066
                                 -------------     -------------    -------------   -------------  ------------    --------------
                                 -------------     -------------    -------------   -------------  ------------    --------------


                                  E S E L C O, INC.

                         CONSOLIDATED STATEMENT OF CASH FLOW
                   FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                                                                          1996                          1995
                                                                                      -----------                   -----------
NET CASH FLOWS FROM (USED BY):
OPERATING ACTIVITIES:
   Net income                                                                          $1,215,998                      $977,699
   Noncash expenses, revenue, losses and gains
     included in income
        Depreciation and amortization                                                   1,364,353                     1,315,567
        Deferred taxes and charge equivalent to
          investment tax credit, net of amortization                                      446,388                       (47,400)
        Net decrease (increase) in receivables and
          unbilled revenue                                                                691,626                        23,246
        Net decrease (increase) in materials and
          supplies and prepayments                                                        862,039                       221,127
        Net increase (decrease) in accounts payable,
          accrued taxes, and other current liabilities                                 (1,846,409)                     (918,464)
        Increase (decrease)in interest accrued
          but not paid                                                                    (92,138)                     (118,305)
        Other                                                                              86,578                       112,110
                                                                                      ------------                  ------------
             Net cash from operating activities                                        $2,728,435                    $1,565,580
                                                                                      ------------                  ------------

INVESTING ACTIVITIES:
   Acquisition of property, plant and equipment                                       ($1,605,611)                  ($1,440,827)
   Proceeds from disposals of property, plant
     and equipment                                                                         16,120                        46,361
                                                                                      ------------                  ------------
             Net cash used by investing activities                                    ($1,589,491)                  ($1,394,466)
                                                                                      ------------                  ------------

FINANCING ACTIVITIES:
   Proceeds of short-term debt                                                         $5,923,500                    $9,552,500
   Payments to settle short-term debt                                                  (7,252,500)                   (8,621,000)
   Issuance of long-term debt (net)                                                     1,609,000                       164,000
   Payments on long-term debt                                                          (1,241,679)                   (1,035,641)
   Proceeds from sale of common stock                                                     405,664                       273,689
   Dividends paid                                                                        (803,460)                     (729,338)
                                                                                      ------------                  ------------
             Net cash used by financing activities                                    ($1,359,475)                    ($395,790)
                                                                                      ------------                  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    ($220,531)                    ($224,676)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR                                    302,845                       268,288
                                                                                      ------------                  ------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                                        $82,314                       $43,612
                                                                                      ------------                  ------------
                                                                                      ------------                  ------------

   INTEREST PAID                                                                         $881,358                      $884,409
                                                                                      ------------                  ------------
                                                                                      ------------                  ------------
   INCOME TAXES PAID                                                                     $645,000                      $570,000
                                                                                      ------------                  ------------
                                                                                      ------------                  ------------


                                    ESELCO,  INC.

                           NOTES  TO  FINANCIAL  STATEMENTS



(1) These consolidated financial statements include the accounts of ESELCO, Inc. and its wholly owned subsidiaries, Edison Sault Electric Company (Company) and Northern Tree Service, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements as of June 30, 1996 and 1995 included herein, which are unaudited, reflecting the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented. Sales of electricity, of the ESELCO's major subsidiary, are affected to some degree by variations in weather conditions, and results of operations for interim periods are not necessarily indicative of results to be expected for the entire year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although ESELCO believes that the disclosures which are made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in ESELCO, Inc. 1995 Annual Report on Form 10K, which incorporates by reference the financial statements in the 1995 Annual Report to Shareholders.

(2) On August 22, 1995, the Company filed an application with the MPSC for authority to implement price cap regulation. In the application the Company proposed that its base rates be capped at present levels, that its existing power supply cost recovery (PSCR) factor be rolled into base rates, and that its existing PSCR Clause be suspended. The Company published the required notice of opportunity to comment or request a hearing. No comments were received and on September 21, 1995, the MPSC approved the Company's application subject to the modification that the Company give 30 days notice rather than 2 weeks notice for rate decreases and that the Company file an application by October 1, 2000, to address its experience under the price cap mechanism. With the latter modification the price cap authorization represents an experimental regulatory mechanism. The order also allows the Company to file an application seeking an increase in rates only under extraordinary circumstances.

         On October 23, 1995, the Attorney General for the State of Michigan filed an intervention and petition for rehearing in the Company's price cap order. The Attorney General's intervention was based on the grounds that the MPSC did not have authority to approve price cap regulation. On December 21, 1995, the MPSC rejected the Attorney General's petition for rehearing. On January 19, 1996, the Attorney General filed an appeal with the Michigan Court of Appeals.

         Legal counsel for the Company believes that the Attorney General's appeal is without merit and that the Company will prevail. A decision in this case is not expected until early to mid 1997. The Company implemented the price cap order on January 1,

     1996.

(3) The Company has received notification from the U.S. Environmental Protection Agency (U.S. EPA) that it is being named a "Potentially Responsible Party" at the Manistique River/ Harbor Area in Manistique, Michigan. There are a number of other potentially responsible parties, some of whom have been notified by the U.S. EPA.

         The U.S. EPA, in conjunction with the Michigan Department of Natural Resources, has identified the Manistique River and Harbor as an "Area of Concern" or AOC, due to PCB's which have been found in that area. An Environmental Engineering/Cost Analysis (EECA) was submitted to the U.S. EPA which provided an analysis of various methods of remediation for the harbor. The EECA presented six alternatives of remediation action and ultimately recommended a remediation method of in-place capping.
    Management believes this is the most prudent course of action. Although the total ultimate cost of specific remedial action and the Company's potential liability are not known at this time, management has estimated the Company's minimum cost of this remedy to be $2.9 million. This figure represents an increase of $1.9 million from the amount recorded during 1994. Certain other expenditures for investigation of any necessary remedial action have been incurred and are reflected in the accompanying financial statements. Remaining costs of investigation are not expected to have a material impact on the Company's financial position or future results of operations.

         The Company believes that the costs discussed above of performing specific remedial action would be a legitimate cost of doing business and would be recoverable through utility rates. Further, in November 1993 the MPSC issued an order authorizing the Company to defer and amortize, over a period not to exceed ten-years, environmental assessment and remediation costs associated with the Manistique River AOC. Therefore, the Company has also recorded a regulatory asset in the amount of $2.9 million.

         The Company expects to settle this matter with the EPA in 1996 at which time the actual cost of this matter will be known. Subsequently, the Company will be amortizing amounts charged to the regulatory asset over an amortization period of three to ten years. Amortization will affect future reported earnings and may commence during 1996.

         The price cap order discussed previously allows the Company to seek rate increases for costs incurred under extraordinary circumstances. The Company believes that costs related to this EPA matter could be considered
    extraordinary.   As a result, management believes that future EPA actions
    will not have a material adverse effect on its financial position or results of operation.

                                    ESELCO,  INC.

                       MANAGEMENT'S  DISCUSSION  AND  ANALYSIS



RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1996 AND 1995


    Total operating revenues for the second quarter of 1996 were 1% above a year ago while total kilowatt hour sales increased 2%.

    During the second quarter of 1996, sales to residential and commercial customers increased 1% and 3% respectively, while industrial sales decreased 2%. The increase in the residential area is the result of an increase in the number of customers partially offset by a decrease in use per customer. The number of commercial customers and use per customer increased. Industrial sales decreased due to a 10% decrease in sales to Lakehead Pipeline. Resale sales to Cloverland Electric increased 8% during the period.

    Purchased power costs for the second quarter of 1996 decreased 6% over the 1995 period. This decrease is the result of lower average costs.

    Total other operating and maintenance expenses increased 4% during the second quarter of 1996 due to an increase in payroll and associated employee benefts costs charged to operating and maintenance expense and an increase in water costs.

    Depreciation and amortization is 3% higher than last year because of the Company's construction programs. Interest expense is 2% lower due to decreased short term borrowings.

    Income taxes are 39% higher due to higher taxable income.

    Based on the above changes net income available for common stock increased 40% for the second quarter of 1996. The operating results for the period do not include any charges associated with the Manistique Harbor environmental matter discussed in Note 3 of the Notes to Financial Statements.


SIX MONTHS ENDED JUNE 30, 1996 AND 1995

    Operating revenues for the first half of 1996 were 4% above a year ago while total kilowatthour sales increased 5%.

    Sales to residential customers increased 5% due to an increase in both use per customer and the number of customers. Commercial sales increased 4% as a result of an increase in both use per customer and number of customers. Industrial sales increased 1%. Resale sales to Cloverland Electric increased 11%.

    Purchased power expense increased 1% due to increased requirements. The effect of the increase in requirements was almost entirely offset by lower average costs from power suppliers.

    Other operating and maintenance expenses increased 6% during this period primarily because of an increase in payroll and associated employee benefiots costs and higher major maintenance expense.

    Depreciation and amortization charges increased 4% during the first half of 1996 due to the Company's construction programs which resulted in higher depreciable assets. Interest expense decreased 5% due to decreased short-term borrowings.

    Income taxes increased 22% during the period because of higher taxable income.

    Based on the above changes, net income available for common stock has increased 24% for the period. This increase is equal to 15CENTS per average share of common stock outstanding. The operating results for the period do not include any charges associated with the Manistique Harbor environmental matter discussed in Note 3 of the Notes to Financial Statements.


TWELVE MONTHS ENDED JUNE 30, 1996 AND 1995


    Operating revenues during the current twelve month period have increased 7% while total sales have increased 6%.

    Sales to residential and commercial customers increased 6%. Sales to industrial customers increased 4%. Sales to Cloverland Electric increased 10%.

    Purchased power expenses increased 8% during the period due to increased requirements.

    Other operating and maintenance expenses were about equal with the prior twelve month period.

    Depreciation increased 6% due to the Company's construction assets and higher rates.

    Income taxes increased 27% due to higher taxable income.

    Based on the above changes, net income available for common stock has increased 22% or 30CENTS per average share of common stock outstanding. The operating results for the period do not include any charges associated with the Manistique Harbor environmental matter discussed in Note 3 of the Notes to Financial Statements.


LIQUIDITY AND CAPITAL COMMITMENTS


INVESTING ACTIVITIES   ESELCO invested $1,606,000 in property, plant, and
equipment in the six-month period ending June 30, 1996. For the same period in 1995, ESELCO invested approximately $1,441,000 in property, plant, and equipment.

    Investment expenditures during the 1996 period include initial costs associated with the planned construction of a new 138 KV interconnection with Wisconsin Electric Power Company. It now appears that the interconnect project will be delayed due to siting considerations. Therefore, expenditures during 1996 will be substantially less than what was anticipated. This project now has a planned completion date in late 1998 or early in 1999. The Company's projected share of the cost of this project increased from $7.3 million to $9.4 million with the planned addition of a second circuit. Most of these expenditures are expected to be made in 1997 and 1998.

CASH PROVIDED BY OPERATING AND FINANCE ACTIVITIES   Cash provided by operating
activities for the six-month period ending June 30, 1996, and June 30, 1995, totalled $2,728,000 and $1,566,000, respectively. After payment of dividends, internal sources of funds exceeded the capital requirements of ESELCO for the quarter ending June 30, 1996. Dividend payments for the six months ending June 30, 1996, totalled $803,000 which represented a 66% payout ratio. For the same period in 1995, dividends totalled $729,000 which represented a 75% dividend payout ratio.

    During 1995, Edison Sault had clauses in all of its retail sales tariffs which recovered changes in the cost of purchased power and water for generation. Michigan Public Act 304 allowed the Company to regularly file a Power Supply Cost Recovery (PSCR) Plan which provided a mechanism for the recovery of projected purchased power and fuel costs. In addition to reconciling actual costs to projected costs, the law allowed for the refunding of overcollections or charging for undercollections, both with interest. While the clause applied specifically to residential and commercial customers, industrial customers were covered under a like arrangement through a separate recovery clause mechanism. During 1996, the Company began regulation under a price cap order as discussed in Note 2.

    Edison Sault has authority to issue up to $10 million in short-term obligations. Included in this authority is a line of credit in the amount of $4 million at the prime rate. In addition, Edison Sault has authority to issue short-term thrift notes to Michigan residents. The Company's short-term financing requirements relate primarily to financing customer accounts receivable, unbilled revenue resulting from cycle billing, and capital expenditures until permanently financed.

    At June 30, 1996, the Company had approximately $7.7 million of unused bank line of credit and additional energy thrift notes. These two sources of short-term financing have been sufficient to meet the Company's short-term capital requirements.

    ESELCO's shareholders reinvested approximately $406,000 through the dividend reinvestment plan (DRP) in the first six months of 1996. For the six-month period ending June 30, 1995, the DRP provided $274,000 of capital.

    At June 30, 1996, the long-term portion of first mortgage bonds totalled $7,995,000 which is a decrease of $982,000 from the December 31, 1995, amount. First mortgage bonds are secured by the utility plant of Edison Sault.

    Edison Sault also has authority to issue up to $10 million in long-term energy thrift notes to Michigan residents. At June 30, 1996, the long-term portion of energy thrift notes outstanding was $5,076,000 which is an increase of $662,000 over the December 31, 1995, amount.

    ESELCO had a $4 million bank term loan available for the purpose of financing costs associated with the Manistique Harbor environmental problem. At June 30, 1996, this source of financing had not yet been utilized.

PART II  -  OTHER INFORMATION

  Item  6.    Exhibits and Reports on Form 8-K
         (a)  List of Exhibits.

  Exhibit                                Filed
    No.             DESCRIPTION  OF  EXHIBIT            HEREWITH  BY REFERENCE
  ------- ---------------------------------------------  --------  ------------
    (2)  Plan of acquisitions, reorganization,
         arrangement liquidations or succession           N/A          N/A

    (4) Instruments defining the rights of security holders, including indentures:

         (a)  Mortgage and Deed of Trust as of
              March 1, 1952 - (a)                                       *

         (b)  Supplemental Indenture dated as of
              February 1, 1957 - (a)                                    *

         (c)  Second Supplemental Indenture dated
              as of January 1, 1964 - (a)                               *

         (d)  Third Supplemental Indenture dated
              as of February 1, 1968 - (a)                              *

         (e)  Fourth Supplemental Indenture dated
              as of September 15, 1975 - (a)                            *

         (f)  Fifth Supplemental Indenture dated
              as of October 1, 1986 - (b)                               *

         (g)  Sixth Supplemental Indenture dated
              as of April 1, 1989 - (d)                                 *

         (h)  Seventh Supplemental Indenture dated
              as of February 15, 1992 - (e)                             *


         (i)  Debenture Indenture dated as of
              August 1, 1973 - (a)                                      *

         (j)  Articles of Incorporation of registrant
              as filed on January 6, 1989 - (d)                         *

         (k) Form of Long-Term Energy Thrift Note - (c)                 *

   (11)  Statement re computation of per share earnings   N/A          N/A
   (15)  Letters re unaudited interim financial
         information                                      N/A          N/A

   (18)  Letter re change in accounting principles        N/A          N/A

   (19)  Previously unfiled documents                     None         None

   (20)  Report furnished to security holders             N/A          N/A

   (23)  Published report regarding matters submitted
         to vote of security holders                      N/A          N/A

   (24)  Consents of experts and counsel                  N/A          N/A

   (25)  Power of attorney                                N/A          N/A

   (28)  Additional exhibits                              N/A          N/A

Key to Exhibits Incorporated by Reference:

    (a)  Filed with the Company's Registration Statement, Form S-16,
         No. 2-67191, filed April 2, 1980.
    (b) Filed with the Company's Form 10-K for 1986, dated March 30, 1987, File No. 0-1158.
    (c) Filed with the Company's Registration Statement, Amendment No. 2 to Form S-3, No. 2-67191, filed February 16, 1988.
    (d) Filed with the Company's Form 10-Q for June 30, 1989, dated August 11, 1989, File No. 0-17736.
    (e) Filed with the Company's Form 10-Q for March 31, 1992, dated May 13, 1992, File No. 0-17736.


    Item  6.  (b)  Reports on Form 8-K

                   No reports on Form 8-K were filed during the three months ended June 30, 1996.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ESELCO,  INC.
                                            (Registrant)

                                            /s/ William R. Gregory
Date August 9, 1996                             ------------------------------
                                                WILLIAM R. GREGORY
                                                Its President




                                            /s/ David R. Hubbard
Date August 9, 1996                             -----------------------------
                                                DAVID R. HUBBARD
                                                Its Vice President - Finance