Form 10-Q
period 1996-09-30
ESELCO INC
filed 1996-11-14
CIK 828941

                        SECURITIES  AND  EXCHANGE  COMMISSION

                               Washington, D.C.  20549




                                      FORM 10-Q


                   QUARTERLY  REPORT  UNDER  Section 13  OR  15(d)
                     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934




For the Quarter Ended September 30, 1996          Commission File Number 0-17736




                                     ESELCO, INC.
                                 -------------------
                                 (Name of Registrant)



        MICHIGAN                                                38-2785176
---------------------                                     ----------------------
(State of Incorporation)                                   (I. R. S. Employer
                                                          Identification Number)


                               725 East Portage Avenue
                          Sault Ste. Marie, Michigan  49783
                          ---------------------------------
                             (Principal executive office)


                                    (906) 632-2221
                                  ------------------
                                  (Telephone Number)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such report) and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No
                                         -----      ----

             1,534,894 shares of Common Stock, par value $.007 per share, outstanding as of September 30, 1996

                                  E S E L C O, INC.

                     CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                     September 30,  December 31,
                                                       1 9 9 6        1 9 9 5
ASSETS:                                             ------------   ------------
  ELECTRIC PLANT, at original cost                   $71,113,554    $68,027,994
     Less - Accumulated depreciation                  29,284,334     27,465,011
                                                    ------------   ------------
                                                     $41,829,220    $40,562,983
     Asset acquired under capital lease                2,868,980      2,917,609
                                                    ------------   ------------
                                                     $44,698,200    $43,480,592
  CURRENT ASSETS:                                   ------------   ------------
     Cash                                               $114,044       $302,845
     Accounts receivable, less reserve of $18,570
       and $32,000 respectively                        3,481,047      3,396,213
     Unbilled revenue                                  1,451,140      1,789,655
     Materials and supplies, at average cost           1,249,354      1,191,419
     Prepayments                                       1,189,578      1,765,406
                                                    ------------   ------------
                                                      $7,485,163     $8,445,538
  OTHER ASSETS:                                     ------------   ------------
     Debt expense, being amortized                       $31,718        $38,018
     Regulatory asset                                  3,450,000      2,850,000
     Other                                               739,410        508,106
                                                    ------------   ------------
                                                      $4,221,128     $3,396,124
                                                    ------------   ------------
                                                     $56,404,491    $55,322,254
                                                    ------------   ------------
                                                    ------------   ------------

STOCKHOLDERS' INVESTMENT AND LIABILITIES:
  CAPITALIZATION (See Statement):
     Common equity                                   $19,604,377    $18,363,998
     Preferred stock                                           0              0
     Long-term debt (less current portion)            13,797,999     13,935,889
                                                    ------------   ------------
                                                     $33,402,376    $32,299,887
  OTHER NONCURRENT LIABILITIES:                     ------------   ------------
     Obligation under capital lease                   $2,795,821     $2,851,622
     Other                                             3,450,000      2,850,000
                                                    ------------   ------------
                                                      $6,245,821     $5,701,622
  CURRENT LIABILITIES:                              ------------   ------------
     Notes payable                                    $2,965,500     $3,652,000
     Current portion of long-term debt                 2,636,613      1,435,206
     Current portion of lease obligation                  73,159         65,987
     Accounts payable                                  1,814,753      2,121,036
     Dividends declared                                  414,421        373,873
     Accrued taxes                                       245,463      2,115,320
     Current deferred income taxes                        66,108         81,108
     Accrued interest                                    416,081        257,973
     Other                                               265,471        243,993
                                                    ------------   ------------
                                                      $8,897,569    $10,346,496
  DEFERRED CREDITS:                                 ------------   ------------
     Deferred income taxes                            $4,154,997     $3,199,515
     Net regulatory liability                          1,144,361      1,292,861
     Unamortized investment tax credit                   890,598        940,998
     Other                                             1,668,769      1,540,875
                                                    ------------   ------------
                                                      $7,858,725     $6,974,249
                                                    ------------   ------------
                                                     $56,404,491    $55,322,254
                                                    ------------   ------------
                                                    ------------   ------------

                                  E S E L C O, INC.

                       CONSOLIDATED STATEMENT OF CAPITALIZATION

                                                                                          September 30,             December 31,
                                                                                             1 9 9 6                  1 9 9 5
                                                                                       -------------------    -------------------

                                                                                        AMOUNT       %         AMOUNT        %
                                                                                      ----------    ----     ----------     ----
COMMON EQUITY:
    Common stock, par value $.007 per share

                                                          1996           1995
                                                       ---------      ---------
         Authorized Shares                             3,000,000      3,000,000
                                                       ---------      ---------
                                                       ---------      ---------
         Outstanding Shares                            1,534,894      1,437,975          $10,744                $10,066
                                                       ---------      ---------
                                                       ---------      ---------
    Capital surplus                                                                   17,194,475             14,545,412

    Retained earnings                                                                  3,817,920              4,250,891

    Unearned compensation - ESOP and
         Restricted Stock Bonus Plan                                                  (1,418,762)              (442,371)
                                                                                     -----------            -----------
                                                                                     $19,604,377     59%    $18,363,998      57%
                                                                                     -----------            -----------


PREFERRED STOCK, value $.01 per share,
  authorized 160,000 shares                                                                   $0      0%             $0       0%
                                                                                     -----------            -----------


LONG-TERM DEBT of Subsidiaries (less current portion)
    First Mortgage Bonds:
         Series D,  7.00%, due 1998                                                     $855,000               $867,000
         Series F, 10.31%, due 2001                                                    1,200,000              1,500,000
         Series G, 10.25%, due 2009                                                    4,440,000              4,810,000
         Series H,  7.90%, due 2002                                                    1,500,000              1,800,000

    Energy Thrift Notes, 5.8%-10%, due 1998-2006                                       5,177,000              4,414,000

    Equipment Loan, Floating Rate, due 1998                                              161,571                200,724

    Floating Rate ESOP Loans of the Corporation
         due 2000-2001                                                                   464,428                344,165
                                                                                     -----------            -----------
                                                                                     $13,797,999     41%    $13,935,889      43%
                                                                                     -----------    ---     -----------     ---

            Total Capitalization                                                     $33,402,376    100%    $32,299,887     100%
                                                                                     -----------    ---     -----------     ---
                                                                                     -----------    ---     -----------     ---

                                E S E L C O, INC.
                         CONSOLIDATED STATEMENT OF INCOME


                                            The Three Months               The Nine Months             The Twelve Months
                                           Ended September 30,           Ended September 30,          Ended September 30,
                                       -------------------------    --------------------------    --------------------------
                                          1996           1995          1996            1995          1996            1995
                                       ----------     ----------    -----------    -----------    -----------    -----------
OPERATING REVENUES                     $9,045,070     $9,399,018    $27,770,257    $27,465,372    $37,149,373    $35,947,020
                                       ----------     ----------    -----------    -----------    -----------    -----------

OPERATING EXPENSES:
  Operation - Purchased power          $4,326,233     $5,062,014    $13,994,190    $14,680,026    $18,845,612    $18,966,517
             - Other                    1,594,720      1,426,967      4,904,080      4,564,810      6,503,301      6,115,322
  Maintenance                             544,151        522,310      1,693,327      1,575,144      2,101,531      2,057,510
  Depreciation and amortization           645,193        627,950      1,961,019      1,890,054      2,569,738      2,444,522
  Property and other taxes                405,770        383,531      1,172,006      1,150,825      1,581,677      1,482,338
  Income taxes                            344,400        301,200        869,800        730,800      1,255,784      1,022,527
                                       ----------     ----------    -----------    -----------    -----------    -----------
     Total operating expense           $7,860,467     $8,323,972    $24,594,422    $24,591,659    $32,857,643    $32,088,736
                                       ----------     ----------    -----------    -----------    -----------    -----------

     Net operating income              $1,184,603     $1,075,046     $3,175,835     $2,873,713     $4,291,730     $3,858,284
                                       ----------     ----------    -----------    -----------    -----------    -----------

OTHER INCOME (DEDUCTIONS), NET            ($8,452)      ($25,692)      ($55,174)      ($82,619)      ($41,328)      ($50,541)
                                       ----------     ----------    -----------    -----------    -----------    -----------

ALLOWANCE FOR FUNDS USED
  DURING CONSTRUCTION                          $0             $0             $0             $0            $0              $0
                                       ----------     ----------    -----------    -----------    -----------    -----------

INTEREST CHARGES:
  Interest on long-term debt             $347,092       $311,735     $1,012,290       $908,295    $1,347,949      $1,227,605
  Other interest                           49,597         83,928        112,911        251,409       173,417         323,250
                                       ----------     ----------    -----------    -----------    -----------    -----------
     Total interest charges              $396,689       $395,663     $1,125,201     $1,159,704    $1,521,366      $1,550,855
                                       ----------     ----------    -----------    -----------    -----------    -----------

NET INCOME AVAILABLE FOR COMMON
  STOCK                                  $779,462       $653,691     $1,995,460     $1,631,390    $2,729,036      $2,256,888
                                       ----------     ----------    -----------    -----------    -----------    -----------
                                       ----------     ----------    -----------    -----------    -----------    -----------

EARNINGS PER AVERAGE SHARE OF
  COMMON STOCK                              $0.51          $0.44          $1.33          $1.11         $1.82           $1.54
                                            -----          -----          -----          -----         ------          -----
                                            -----          -----          -----          -----         ------          -----

CASH DIVIDENDS DECLARED PER
  SHARE OF COMMON STOCK                     $0.27          $0.25          $0.80          $0.75         $1.05           $0.99
                                            -----          -----          -----          -----         ------          -----
                                            -----          -----          -----          -----         ------          -----

AVERAGE COMMON SHARES OUTSTANDING       1,523,800      1,472,200      1,502,571      1,466,152     1,496,637       1,463,535
                                       ----------     ----------    -----------    -----------    -----------    -----------
                                       ----------     ----------    -----------    -----------    -----------    -----------


                                  E S E L C O, INC.

                         CONSOLIDATED STATEMENT OF CASH FLOW
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                             1996          1995
                                                         ------------  ------------
NET CASH FLOWS FROM (USED BY):
OPERATING ACTIVITIES:
  Net income                                             $1,995,460    $1,631,390
  Noncash expenses, revenue, losses and gains
   included in income
    Depreciation and amortization                         2,031,084     1,972,042
    Deferred taxes and charge equivalent to
      investment tax credit, net of amortization            741,582       (71,100)
    Net decrease (increase) in receivables and
      unbilled revenue                                      253,681      (325,274)
    Net decrease (increase) in materials and
      supplies and prepayments                              517,893       600,330
    Net increase (decrease) in accounts payable,
      accrued taxes, and other current liabilities       (2,154,662)   (1,190,867)
    Increase (decrease)in interest accrued
      but not paid                                          158,108        77,112
    Other                                                   (12,476)     (240,830)
                                                         ------------  ------------
        Net cash from operating activities               $3,530,670    $2,452,803
                                                         ------------  ------------

INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment          ($3,314,233)  ($2,529,050)
  Proceeds from disposals of property, plant
    and equipment                                            23,212        64,332
                                                         ------------  ------------
        Net cash used by investing activities           ($3,291,021)  ($2,464,718)
                                                         ------------  ------------

FINANCING ACTIVITIES:
  Proceeds of short-term debt                            $9,131,500   $13,655,500
  Payments to settle short-term debt                     (9,818,000)  (13,379,000)
  Issuance of long-term debt (net)                        2,123,000     1,486,000
  Payments on long-term debt                             (1,216,153)   (1,189,717)
  Proceeds from sale of common stock                        569,084       382,673
  Dividends paid                                         (1,217,881)   (1,101,555)
                                                         ------------  ------------
        Net cash used by financing activities             ($428,450)    ($146,099)
                                                         ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      ($188,801)    ($158,014)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR      302,845       268,288
                                                         ------------  ------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD         $114,044      $110,274
                                                         ------------  ------------
                                                         ------------  ------------

  INTEREST PAID                                          $1,030,118    $1,090,893
                                                         ------------  ------------
                                                         ------------  ------------
  INCOME TAXES PAID                                        $645,000      $745,000
                                                         ------------  ------------
                                                         ------------  ------------

                                    ESELCO,  INC.

                           NOTES  TO  FINANCIAL  STATEMENTS





(1) These consolidated financial statements include the accounts of ESELCO, Inc. and its wholly owned subsidiaries, Edison Sault Electric Company (Company) and Northern Tree Service, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements as of September 30, 1996 and 1995 included herein, which are unaudited, reflecting the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented. Sales of electricity, of the ESELCO's major subsidiary, are affected to some degree by variations in weather conditions, and results of operations for interim periods are not necessarily indicative of results to be expected for the entire year.

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

         The U.S. EPA, in conjunction with the Michigan Department of Natural Resources, has identified the Manistique River and Harbor as an "Area of Concern" (AOC), due to PCBs which have been found in that area. An Environmental Engineering/Cost Analysis (EECA) was submitted to the U.S. EPA which provided an analysis of various methods of remediation for the harbor. The EECA presented six alternatives of remediation action and ultimately recommended a remediation method of in-place capping. At that time, Management believed this to be the most prudent course of action.

         Since then, the Company has entered into a formal settlement with the U.S. EPA concerning the PCBs found in the Manistique Harbor. The Company will pay $3.2 million dollars either in late 1996 or early 1997 and will receive a release from future liability at the site. The Company has also expended approximately $250,000 in other costs on this project which have not been reimbursed by our insurance carrier.

         The Company believes that the above payments would be a legitimate cost of doing business and would be recoverable through utility rates. Further, in November 1993 the MPSC issued an order authorizing the Company to defer and amortize, over a period not to exceed ten-years, environmental assessment and remediation costs associated with the Manistique River AOC. Therefore, the Company has also recorded a regulatory asset in the amount of $3.45 million.

         The Company will be amortizing this amount charged to the regulatory asset over an amortization period of three to ten years. This amortization will be reflected in future reported earnings.

         The Company is in the process of attempting to recover all these costs from various liability insurance carriers who have been identified as possibly providing coverage for the situation in question. Amounts recovered through this process will reduce the amount amortized in future years. The likelihood of recovery of these costs from the insurance companies is unknown at this time.

         The price cap order discussed previously allows the Company to seek rate increases for costs incurred under extraordinary circumstances. The Company believes that costs related to this U.S. EPA matter could be
    considered extraordinary.   As a result, management believes that future
    U.S. EPA actions will not have a material adverse effect on its financial position or results of operation.

                                    ESELCO,  INC.

                       MANAGEMENT'S  DISCUSSION  AND  ANALYSIS



RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    Total operating revenues for the third quarter of 1996 were 4% below a year ago while total kilowatt hour sales increased 2%.

    During the third quarter of 1996, sales to residential and commercial customers were the same as last year. Industrial sales increased 1%. However, industrial revenue was 6% less than last year due to a rate reduction to one of our customers in exchange for a six year contract.

    Purchased power costs for the third quarter of 1996 decreased 15% over the 1995 period. This decrease reflects lower average costs along with purchases from a new supplier.

    Total other operating and maintenance expenses increased 10% during the third quarter of 1996 due to an increase in payroll and associated employee benefits costs charged to operating and maintenance expense, an increase in water costs and higher major maintenance expenses.

    Depreciation and amortization and property and other taxes are both higher than last year because of the Company's construction programs.

    Income taxes are 14% higher due to higher taxable income.

    Based on the above changes net income available for common stock increased 19% for the third quarter of 1996.


NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    Operating revenues during 1996 were 1% above a year ago while total kilowatthour sales increased 4%.

    Sales to residential and commercial customers increased 4% and 3% respectively due to an increase in both use per customer and the number of customers. Industrial sales increased 1%. However, industrial revenue was 2% less than last year due to a rate reduction to one of our customers in exchange for a six year contract. Resale sales to Cloverland Electric increased 10%.

    Purchased power expense decreased 5% due to lower average costs from power suppliers. In addition, the Company is purchasing some of its requirements from a new supplier this year.

    Other operating and maintenance expenses increased 8% during this period primarily because of an increase in payroll and associated employee benefits costs, an increase in water costs and higher major maintenance expense.

    Depreciation and amortization charges increased 4% during the period due to the Company's construction programs which resulted in higher depreciable assets. Interest expense decreased 3% due to decreased short-term borrowings and lower rates.

    Income taxes increased 19% during the period because of higher taxable income.

    Based on the above changes, net income available for common stock has increased 22% for the period. This increase is equal to 22 CENTS per average share of common stock outstanding.


TWELVE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    Operating revenues during the current twelve month period have increased 3% while total sales have increased 6%.

    Sales to residential and commercial customers increased 6% and 4% respectively. Sales to industrial customers increased 3%. Sales to Cloverland Electric increased 11%.

    Purchased power expense decreased 1% during the period due to lower average costs.
    Other operating and maintenance expenses increased 5% during the current twelve month period.

    Depreciation increased 5% due to the Company's construction assets and higher rates while property and other taxes increased 7% due to the increase in assets.

    Income taxes increased 23% due to higher taxable income.

    Based on the above changes, net income available for common stock has increased 21% or 28CENTS per average share of common stock outstanding.


LIQUIDITY AND CAPITAL COMMITMENTS

INVESTING ACTIVITIES   ESELCO invested $3,314,000 in property, plant, and
equipment in the nine-month period ending September 30, 1996. For the same period in 1995, ESELCO invested approximately $2,529,000 in property, plant, and equipment.

    Investment expenditures during the 1996 period include initial costs associated with the planned construction of a new 138 KV interconnection with Wisconsin Electric Power Company. It now appears that the interconnect project will be delayed due to siting considerations. Therefore, expenditures during 1996 will be substantially less than what was anticipated. This project now has a planned completion date in mid 1998. The Company's projected share of the cost of this project increased from $7.3 million to $9.4 million with the planned addition of a second circuit. Most of these expenditures are expected to be made in 1997 and 1998.

CASH PROVIDED BY OPERATING AND FINANCE ACTIVITIES   Cash provided by operating
activities for
the nine-month period ending September 30, 1996, and September 30, 1995, totalled $3,531,000 and $2,453,000, respectively. After payment of dividends, internal sources of funds exceeded the capital requirements of ESELCO for the quarter ending September 30, 1996. Dividend payments for the nine months ending September 30, 1996, totalled $1,218,000 which represented a 61% payout ratio. For the same period in 1995, dividends totalled $1,102,000 which represented a 68% dividend payout ratio.

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

    At September 30, 1996, the Company had approximately $7.0 million of unused bank line of credit and additional energy thrift notes. These two sources of short-term financing have been sufficient to meet the Company's short-term capital requirements.

    ESELCO's shareholders reinvested approximately $569,000 through the dividend reinvestment plan (DRP) in the nine months of 1996. For the nine-month period ending September 30, 1995, the DRP provided $383,000 of capital.

    At September 30, 1996, the long-term portion of first mortgage bonds totalled $7,995,000 which is a decrease of $982,000 from the December 31, 1995, amount. First mortgage bonds are secured by the utility plant of Edison Sault.

    Edison Sault also has authority to issue up to $10 million in long-term energy thrift notes to Michigan residents. At September 30, 1996, the long-term portion of energy thrift notes outstanding was $5,177,000 which is an increase of $763,000 over the December 31, 1995, amount.

    Edison Sault has a $4.0 million bank term loan available for the purpose of financing costs associated with the Manistique Harbor environmental problem. At September 30, 1996, this source of financing had not yet been utilized.

PART II  -  OTHER INFORMATION

    Item  6.  Exhibits and Reports on Form 8-K

         (a)  List of Exhibits.

  Exhibit                                   Filed
    No.             Description  of  Exhibit                                 Herewith     By Reference
  ------  ----------------------------------------------------------------   --------     ------------
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


    Item  6.  (b)  Reports on Form 8-K

                   No reports on Form 8-K were filed during the three months ended September 30, 1996.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ESELCO,  INC.
                                            (Registrant)

                                                 /s/ William R. Gregory
Date November 7, 1996                       ----------------------------------
                                                 WILLIAM R. GREGORY
                                                 Its President


                                                 /s/ David R. Hubbard
Date November 7, 1996                       ----------------------------------
                                                 DAVID R. HUBBARD
                                                 Its Vice President - Finance