Form 10-K405
period 1996-12-31
ESELCO INC
filed 1997-03-31
CIK 828941

                                      FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.   20549



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
         For the fiscal year ended DECEMBER 31, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
         For the transition period from      to



Commission File Number 0-17736       Name of Registrant   ESELCO, INC.

       MICHIGAN                                    38-2785176
State of Incorporation                         (I.R.S. Employer
                                              Identification Number)

                             725 East Portage Avenue
                         SAULT STE. MARIE, MICHIGAN  49783
                       (Address of principal executive offices)

Registrant's telephone number, including area code    (906) 632-2221

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:
                                                COMMON STOCK -$.007 PAR VALUE
                                                      Title of Class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X       No

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorportated by reference in Part III of this Form 10-K or any amendment to this From 10-K [ X ]

The aggregate market value of voting stock (being Common Stock, $.007 Par Value) held by non-affiliates, is computed at $37,217,016 based on 1,378,408 shares held by non-affiliates and the average of the bid and ask prices for such stock of $25.50 and $28.50, respectively, as reported by Kirkpatrick, Pettis, Smith, Polian, Inc., Omaha, NE, a market-maker for the stock, on March 10, 1997.

Number of shares outstanding of each of the Registrant's classes of Common Stock, as of the date of this report: 1,540,592 shares of Common Stock, $.007 Par Value.



                         DOCUMENTS INCORPORATED BY REFERENCE

Certain information appearing in Registrant's 1996 Annual Report to Security Holders furnished to the Commission pursuant to Rule 14a-3(b) is incorporated by reference in response to Part II.

Certain information appearing in the definitive Proxy Statement (filed or to be filed pursuant to Regulation 14A) of ESELCO, Inc. with respect to the May 6, 1997 Annual Meeting of Shareholders is incorporated by reference herein in response to Part III.



                                       PART  I

ITEM 1.  BUSINESS

GENERAL

         The Registrant ESELCO, Inc. is a non-operating holding company which has two subsidiaries, Edison Sault Electric Company (Company) and Northern Tree Service, Inc. (NTS).

         NTS was founded in May, 1990 to provide tree trimming services to both the Company and to outside parties. Edison Sault Electric Company is the principal operating subsidiary of ESELCO and accounts for the vast majority of ESELCO's total assets, revenue and income. Therefore, the following discussion and analysis deals primarily with the operations of Edison Sault Electric Company.

         The Company is a public utility engaged in the generation, purchase, transmission, distribution and sale of electric energy in the Eastern Upper Peninsula of Michigan.

         The Company is a Michigan corporation organized in 1891. Its address is 725 East Portage Avenue, Sault Ste. Marie, Michigan 49783.

         The Company supplies electricity in the Eastern Upper Peninsula of Michigan. This area includes the cities of Sault Ste. Marie, Manistique, St. Ignace and Mackinac Island. On December 31, 1988, the Company acquired approximately 1,900 customers from Wisconsin Electric Power Company. This acquisition increased its service territory to over 2,000 square miles with a population of approximately 55,000 people.

         Large industrial accounts located within the Company service area are Manistique Papers, Inc., located in Manistique, which produces primarily newsprint; Lakehead Pipeline Company, which operates a crude oil pipeline through the Company's service area; Michigan Limestone Operation Limited Partnership's limestone quarry operation located in Cedarville, Michigan; and Specialty Minerals Inc.'s (formerly Inland Steel operation) limestone quarry operation at Gulliver, Michigan.

         Wholesale electric energy is supplied to the Cloverland Electric Cooperative, Inc., an R.E.A. cooperative, serving adjoining rural areas.

         Government facilities in the Company service area are the U.S. Coast Guard area headquarters located in Sault Ste. Marie and a base in St. Ignace, the U.S. Corps of Engineers, Soo Locks complex on the St. Marys River, and the U.S. Immigration and Custom Services located at the International Bridge Plaza in Sault Ste. Marie. The State of Michigan maintains correctional facilities at Kinross and Manistique, and Lake Superior State University, a four year university in Sault Ste. Marie.

         Recreation and tourism are important factors in the economy of the Company's service area. Lake Superior borders on the north of the Eastern Upper Peninsula of Michigan, with the St. Marys River on the east and Lake Huron and Lake Michigan on the south. In addition, there are a number of inland lakes and rivers that provide extensive recreation areas along with national, state and private parks and campgrounds serving the public. The recreation business is a year around activity, with winter sports from skiing to snowmobiling, spring fishing, summer water activities and the fall colors and hunting. The famous resort center, Mackinac Island, located in the Straits of Mackinac is served by submarine cable from the Company's St. Ignace Division.


COMPETITION

         The Company's electric business is substantially free from direct competition from other electric utilities or commissions, but has competition from other forms of energy, such as natural gas, coal, wood, oil and other energy sources.


EMPLOYEES

         The Company had 88 full time employees as of December 31, 1996. Employees, other than officers, supervisors and non-union clerical staff, are represented by the United States Steel Workers of America, Local 13547. The Company and Union signed a three year contract in September, 1995. Management considers its relations with its employees to be satisfactory. The Company has reduced full time employment from 115 in 1980 to the present 88. The Company has no full time professional employees engaged in research and development activities.


REGULATION

         The Company is subject to the jurisdiction of the Michigan Public Service Commission (MPSC) with respect to rates, standards of service, accounting and other matters. The Company is also subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) under the Federal Power Act with respect to rates, service, interconnections, accounting and other matters in connection with its purchases and sales of electricity for resale. The MPSC has jurisdiction over the issuance of long-term securities and the FERC has jurisdiction over short-term securities.

RATES

         Approximately 86% of the Company's revenues for 1996 were from retail sales of electricity and 14% from sales of electricity for resale and other miscellaneous revenue.

         The last electric rate increase, effective November 17, 1982, was authorized on November 16, 1982 by the MPSC in Case No. U-7235. This MPSC Order granted a return on rate base of 9.30% which included a return on common equity of 14%.

         Under Michigan law, the Company (until 1996) filed an annual power supply cost recovery plan to recover anticipated fuel and purchased power costs for the following year. In addition to allowing the Company to recover its power costs, this law provides for a return of over collection or a surcharge for under collection of power costs at the close of the year, both with interest.

         On September 21, 1995, the MPSC approved the Company's application for authority to implement price cap regulation. The Company implemented the price cap order on January 1, 1996. For a description of the MPSC's approval and the ensuing litigation, see item I 3(a) below ("Legal Proceedings,") which description is incorporated herein by reference.

         The MPSC in Case No. U-10662 prescribed depreciation rates to be used by the Company to determine its annual accrual for depreciation. The order in this case was issued November 10, 1994, effective for a period of five years beginning January 1, 1995 and continuing through December 31, 1999.

         The Company has FERC approved wholesale contracts for resale of electric energy with Cloverland Electric Cooperative, Inc.


SEASONAL

         The business of the Company is seasonal due to shorter daylight hours and colder temperatures in the winter resulting in greater overall electric consumption during that time.


ENVIRONMENTAL

         IN 1993, Edison Sault received notification from the U.S. Environmental Protection Agency (U.S. EPA) that it was being named a "Potentially Responsible Party" at the Manistique River/ Harbor Area of Concern (AOC) in Manistique, Michigan. There were a number of other potentially responsible parties, some of whom have been notified by the U.S. EPA.

         The U.S. EPA, in conjunction with the Michigan Department of Natural Resources, identified the Manistique River and Harbor as an "Area of Concern" (AOC) due to PCBs which have been found in that area. An Environmental Engineering/Cost Analysis (EECA) was submitted to the U.S. EPA which provided an analysis of various methods of remediation for the harbor. The EECA presented six alternatives of remediation action and ultimately recommended a remediation method of in-place capping.
    Management believed this to be the most prudent course of action. Although the total ultimate cost of specific remedial action and Edison Sault's potential liability were not known at that time, management had estimated Edison Sault's minimum cost of this remedy to be $2.9 million.

    That figure represented an increase of $1.9 million from the amount recorded during 1994. Certain other expenditures for investigation of any necessary remedial action were incurred and are reflected in the accompanying financial statements.

         During 1995 and 1996, the U.S. EPA agreed to allow the PRPs to remediate the harbor through in-place capping at a total cost of $6.4 million, with the Edison Sault portion costing $3.2 million. Through further negotiations, the U.S. EPA and the PRPs agreed to a cash-out settlement whereby the PRPs would pay to the U.S. EPA the $6.4 million cost of capping for the right to be absolved from any future legal actions concerning PCB pollution. To effect this settlement, an Administrative Order on Consent was executed by all parties in December, 1996 with payments made to the U.S. EPA prior to year-end 1996.

         To date, Edison Sault has incurred a total cost of $3.6 million on this project. Edison Sault has retained legal assistance to start a process of recovering these costs through several insurance entities. The certainty and magnitude of insurance recovery is unknown at this time.

         Edison Sault believes that the costs discussed above, including the payment to the U.S. EPA to be relieved of future liability, is a legitimate cost of doing business and would be recoverable through utility rates. Further, in November 1993, the MPSC issued an order authorizing Edison Sault to defer and amortize, over a period not to exceed ten years, environmental assessment and remediation costs associated with the Manistique River AOC. Therefore, Edison Sault has recorded a regulatory asset in the amount of $3.2 million, plus unreimbursed cost of $300,000, for a total of $3.5 million, which the Company will begin amortizing in 1997. Further costs related to this issue are not expected to have a material impact on the Edison Sault's financial position or future results of operations.


FRANCHISES - SERVICE AREA

         The Company has 24 township and village franchises in the counties of Chippewa, Delta, Mackinac and Schoolcraft, all in the State of Michigan. The Company has franchises with the following cities in the service area, as listed below, with their expiration date for electric service.
              Franchise             Type of Service          Expiration Date
              ---------------       ---------------          ---------------
              Manistique               Electric              June 9, 2008
              Mackinac Island          Electric              January 1, 2019
              St. Ignace               Electric              April 20, 2001

    The Company operates under a perpetual franchise in the City of Sault Ste. Marie by virtue of Act. No. 264, Public Acts of Michigan, 1905.

         The Company's distribution system and services are, for the most part, located on or under public streets, alleys, avenues, highways and other public places, or on private property not owned by the Company, with the permission or consent, except to an inconsequential extent, of the individual owners. The Company's distribution system located on or under public streets and other public places were all installed under valid franchises granted by appropriate local authorities.

RECENT DEVELOPMENTS

         As previously disclosed in the Form 8-K filed by the Registrant, on March 25, 1997 the Registrant and Wisconsin Energy Corporation announced that they had entered into a letter of intent, setting forth the preliminary terms of the potential acquisition of the Registrant by Wisconsin Energy Corporation. Consummation of the proposed transaction is contingent upon several conditions, including the negotiation and execution of a definitive agreement, approval by the Boards of Directors of both companies and the shareholders of the Registrant, receipt of all appropriate regulatory approvals, and the effectiveness of a registration statement to be filed with the Securities and Exchange Commission covering the Wisconsin Energy Corporation shares to be issued in the transaction. There can be no assurance as to the final terms of the proposed transaction, that the conditions will be satisfied, or that the proposed transaction will be consummated.

ITEM 1a. EXECUTIVE OFFICERS OF THE REGISTRANT

         The following officers of the Company were elected for one year or until their successors have been elected and have qualified at the annual Organizational Meeting of the Board of Directors last held in May, 1996. All executive officers except Mr. Beedy hold identical positions with Registrant.
                                       Company
                                      Position
           Name              Age        Since     Position with Company
    --------------------     ---      --------  ------------------------------
    Thomas S. Nurnberger     78         1980    Director-Chairman of the Board
    William R. Gregory       57         1972    Director- President
    James L. Beedy           58         1986    Vice President - Engineering
    David R. Hubbard         58         1977    Vice President - Finance
    Donald Sawruk            49         1994    Executive Vice President
                                        1989    Vice President
                                        1987    Secretary
    Steven L. Boeckman       42         1993    Vice President
                                        1991    Treasurer
    Donald C. Wilson         41         1995    Secretary

    Ernest H.  Maas          40         1996    Assistant Vice President

    David H.  Jirikovic      44         1996    Assistant Vice President

    Paul A.  Schemanski      33         1996    Assistant Vice President


ITEM 2.  PROPERTIES

         Registrant's only material asset is the common stock of the Company.

         The Company's major source of power is its hydroelectric generating plant located on the St. Marys River in Sault Ste. Marie, Michigan. In addition, the Company owns and operates a diesel peaking station in its service area.

         Hydro generation is also purchased by the Company under contract from the U.S. Corps of Engineers hydroelectric plant located within the Soo Locks complex in Sault Ste. Marie. This contract, which was modified in 1996, has a tenure to November 1, 2040 and cannot be terminated by the government prior to November 1, 2030.

         The Company also owns a 138 KV submarine transmission cable circuit which interconnects with Consumers Power Company in the Lower Peninsula of Michigan. The Company owns and maintains two 138 KV substations which connect a 46 mile 138 KV transmission line owned and maintained by Cloverland Electric Cooperative. This line and the remainder of the transmission facilities of both companies are operated under a Joint Transmission Agreement dated May 1, 1977.

         The Company's electric transmission system extends from Sault Ste. Marie to Manistique, approximately 130 miles to the southwest, and to St. Ignace, approximately 50 miles to the south. Additional transmission lines extend to Cedarville, some 40 miles to the southeast. In total, the Company has 279 miles of transmission line in service as of December 31, 1996. Also, to serve its customers, the Company maintains 792 miles of primary distribution lines. Service is rendered to its customers through approximately 8,600 line transformers and 22,400 meters.

         During 1996, the Company generated 27% of its total electric energy requirements in its own hydro plant and purchased the remaining 73% as shown below:

                                                      Megawatt Hours
                                                 Generated and Purchased
                                                 -----------------------
         Company Generation                               225,922
         Purchases -
            U.S. Corps of Engineers-Hydro                  130,475
            Consumers Power Company                        306,330
            American Electric Power Company                168,828
            Upper Peninsula Power Company                    7,352
            Cloverland Electric Cooperative                      8
                                                          ----------
                   Total                                   838,915
                                                          ===========

    Hydro Megawatt hours generated and purchased provided 42% of the total energy requirements.

         All of the purchased power was delivered under firm contracts. The Company's transmission system is directly interconnected with the systems of Consumers Power Company and Cloverland Electric Cooperative. The interconnection with Consumers Power Company has a capacity of 130,000 KW. The Company purchases power from Consumers Power Company and American Electric Power Company over this interconnection. Under contract with the U.S. Corps of Engineers, the Company purchases the entire hydroelectric generation from the St. Marys River plant, less Corps use, for approximately 17,400 KW of power. Again under contract a certain amount of the capacity is delivered to other government installations in the area. The Company was assigned a contract between Wisconsin Electric Power Company and Upper Peninsula Power Company (UPPC) to purchase power from UPPC to serve a portion of the customers acquired from Wisconsin Electric Power Company on December 31, 1988.

         The Company's total average generating capability is 34,600 KW consisting of the Edison Sault Hydro Plant with 29,800 KW and 4,800 KW from the diesel generating plant. The water for the Company's hydroelectric generating plant is leased under a contract with the U.S. Corps of Engineers with a tenure to December 31, 2050. However, the Secretary of the Army has the right to terminate the contract subsequent to December, 2025 by providing at least a five year termination notice. No such notice can be given prior to December 31, 2020. Starting January 1, 1986, the Company began paying for all water taken at predetermined rates with a minimum annual payment of $100,000 per year. The total flow of water out of Lake Superior, which in effect is the volume of water in the St. Marys River, is under the direction and control of the International Joint Commission. The International Joint Commission was created by the Boundary Water Treaty of 1909 between the United States of America and Great Britain, now represented by Canada. This

    Commission has placed limitations on the flow of water from Lake Superior during certain months of 1973, 1977 and from 1981 through 1995. During any limited flow months, it is necessary for the Company to purchase additional power from other electric utilities and increase the use of the Company diesel generation.

         The principal electric plants and properties are held subject to the lien of the Company's Mortgage securing its First Mortgage Bonds.


ITEM 3.  LEGAL PROCEEDINGS

    (a) On September 21, 1995, the MPSC approved the Company's application for authority to implement price cap regulation. The Company implemented the price cap order on January 1, 1996. In the application, the Company proposed that its base rates be capped at present levels, that its existing power supply recovery (PSCR) factor be rolled into base rates, and that its existing PSCR Clause be suspended. In addition, the MPSC required that the Company give thirty (30) days notice rather than two (2) weeks notice for rate decreases and that the Company file an application by October 1, 2000 to address its experience under the price cap mechanism. The Order also allows the Company to file an application seeking an increase in rates only under extraordinary circumstances.

         On October 23, 1995 the Attorney General for the State of Michigan filed an intervention and petition for rehearing in the Company's price cap order. The Attorney General's intervention was based on the grounds that the MPSC did not have authority to approve price cap regulation. On December 21, 1995, the MPSC rejected the Attorney General's petition for rehearing. On January 16, 1996, the Attorney General filed an appeal with the Michigan Court of Appeals.

         Legal counsel for the Company believes that the Attorney General's appeal is without merit and that the Company will prevail. A decision in this case is not expected until mid 1997.

    (b)  See Part I, Item 1. - Business - Environmental.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.



                                       PART  II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
           AND RELATED SECURITY HOLDER MATTERS

         The Tables appearing under the caption "Shareholder Information" in the Registrant's 1996 Annual Report to Shareholders, pages 31 and 32, are incorporated by reference herein.

ITEM 6.  SELECTED FINANCIAL DATA

          The information appearing under the caption "Six-Year Results of Operations" in the Registrant's 1996 Annual Report to Shareholders, page 12, is incorporated by reference herein.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information appearing under the caption "Management's Discussion and Analysis" in the Registrant's 1996 Annual Report to Shareholders, page 13 through 15, is incorporated by reference herein.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements included on pages 16 through 30 of the 1996 Annual Report to Shareholders for the year ended December 31, 1996 are incorporated herein by reference.



                                      PART  III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a)  Identification of directors.
         Information appearing under the caption "Election of Directors" in ESELCO's definitive Proxy Statement (filed or to be filed pursuant to Regulation 14A) with respect to the May 6, 1997 Annual Meeting of Shareholders is incorporated by reference herein.
    (b)  Identification of executive officers.
         See Item 1a herein.
    (c)  Identification of certain significant employees.
         None.
    (d)  Family relationships.
         There is no family relationship between any director or executive officer and any other director or executive officer of the Company.
    (e)  Business experience.
         See Item 10 (a) and (b).
    (f)  Involvement in certain legal proceedings.
         There have been no events under any bankruptcy act, no criminal proceedings and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

ITEM 11. EXECUTIVE COMPENSATION AND TRANSACTIONS

         The information appearing under the caption "Remuneration of Directors and Officers" in ESELCO's definitive Proxy Statement (filed or to be filed pursuant to Regulation 14A) with respect to the May 6, 1997 Annual Meeting of Shareholders is incorporated by reference herein.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN
           BENEFICIAL OWNERS AND MANAGEMENT

         The information appearing under the captions "Security Ownership of Certain Beneficial Owners" and "Election of Director" in ESELCO's definitive Proxy Statement (filed or to be filed pursuant to Regulation
    14A) with respect to the May 7, 1997 Annual Meeting of Shareholders is incorporated by reference herein.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         None.



                                       PART  IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT
           SCHEDULES AND REPORTS ON FORM 10-K

    (a)  1.  Financial Statements
              Included in Part II of this report:
                 Statement of Income
                 Statement of Cash Flows
                 Statement of Financial Position
                 Statement of Capitalization
                 Statement of Changes in Retained Earnings
                 Notes to Financial Statements
                 Report of Independent Public Accountants

         2.  Financial Statement Schedules
              Included in Part IV of this report:
                 Schedule II  - Valuation and Qualifying Accounts

              The Report of Independent Public Accountants on Financial Statement Schedules for the three years ended December 31, 1996 is on page 30.
              Schedules I, III and IV are omitted as not applicable because required items or conditions are not met.

         3.  List of Exhibits
              (See page 13 for Exhibit Index)

    (b)  None.

    (c)  The Exhibits, if any, filed herewith are identified in (a) 3. above.

    (d)  The Financial Statement Schedules filed herewith are identified in (a)
         2. above.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                            ESELCO, INC.
                                             (Registrant)


                                       By:   /s/  WILLIAM R. GREGORY
                                            --------------------------
                                            WILLIAM R. GREGORY
                                            Director and President

                                       Date:  March 25, 1997


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas S. Nurnberger                     /s/ David K. Easlick
-----------------------------               ----------------------------
THOMAS S. NURNBERGER                        DAVID K. EASLICK
Chairman of the Board                       Director
Date: March 25, 1997                        Date: March 25, 1997

/s/ Allan L. Grauer                          /s/ James S. Clinton
-----------------------------               ----------------------------
ALLAN L. GRAUER                             JAMES S. CLINTON
Director                                    Director
Date: March 25, 1997                        Date: March 25, 1997

/s/ William R. Gregory
-----------------------------
WILLIAM R. GREGORY
Director
Date: March 25, 1997

/s/ David R. Hubbard
-----------------------------
DAVID R. HUBBARD
Vice President - Finance
Date: March 25, 1997

                                    EXHIBIT  INDEX
                                      FORM  10-K
                                         1996

                                                                                           Filed
                                                                                  -------------------------
  No.                               Description of Exhibit                        Herewith     By Reference
-------      ----------------------------------------------------------------     ---------    ------------
  (3)        Articles of Incorporation as filed on January 6, 1989 - (d)                            *
  (4)        Instruments defining the rights of security holders, including indentures:
             (a)  Mortgage and Deed of Trust as of March 1, 1952 - (a)                              *
             (b)  Supplemental Indenture dated as of February 1, 1957 - (a)                         *
             (c)  Second Supplemental Indenture dated as of January 1,
                  1964 - (a)                                                                        *
             (d)  Third Supplemental Indenture dated as of February 1,
                  1968 - (a)                                                                        *
             (e)  Fourth Supplemental Indenture dated as of September
                  15, 1975 - (a)                                                                     *
             (f)  Fifth Supplemental Indenture dated as of October 1, 1986 - (b)                     *
             (g)  Sixth Supplemental Indenture dated as of April 1, 1989 - (d)                       *
             (h)  Seventh Supplemental Indenture dated as of February 1,
                  1992 - (e)                                                                         *
             (i)  Debenture Indenture dated as of August 1, 1973 - (a)                               *
             (j)  Form of Long-Term Energy Thrift Notes - (c)                                        *
 (13)        Annual Report to Security Holders, Form 10-Q or Quarterly
             Report to Security Holders.
             (a)  1996 Annual Report to Shareholders                                     *
             (b)  Form 10-Q or Quarterly Report to Security Holders                     N/A         N/A
 (21)        Subsidiaries of the Registrant                                              *
 (23)        Consent of Independent Public Accountants                                   *
 (27)        Financial Data Schedule                                                     *
 (99.1)      Letter of Intent
 (99.2)      Shareholder Letter


Key to Exhibits Incorporated by Reference:

 (a)     Filed with the Company's Registration Statement, Form S-16,
         No. 2-67191, filed April 2, 1980.
 (b) Filed with the Company's Form 10-K for 1986, dated March 30, 1987, File No. 0-1158.
 (c) Filed with the Company's Registration Statement, Amendment No. 2 to Form S-3, No. 2-67191, filed February 16, 1988.
 (d) Filed with the Registrant's Form 10-Q for June 30, 1989, dated August 11, 1989, File No. 0-17736.
 (e)     Filed with the Registrant's Form 10-Q for March 31, 1992, dated
         May 13, 1992, File No. 0-17736.

                                      [LETTERHEAD]



                       Report of Independent Public Accountants


To ESELCO, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in ESELCO, Inc.'s 1996 annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 6, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in item 14(a) is the responsibility of the company's management and is presented for purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                  ARTHUR ANDERSEN LLP


Detroit, Michigan
February 6, 1997.

                                    ESELCO, INC.
                                    -------------
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                   -------------------------------------------------

       Column A         Column B        Column C               Column D                 Column E

                         Balance       Provisions          Reserse  for purposes        Balance
                        Beginning      Charged to             for which the              End of
    Description        of  Period        Income             Reserve was Provided        Period
--------------------   ------------    ------------        ----------------------       -------


                             YEAR ENDED DECEMBER 31, 1996
                             ----------------------------
RESERVE DEDUCTED
  FROM ASSET IN
 BALANCE SHEET -

   Doubtful Accounts    $32,000        $69,526                     $69,526              $32,000
                        ========       ========                    =======              ========


                             YEAR ENDED DECEMBER 31, 1995
                             ----------------------------
RESERVE DEDUCTED
  FROM ASSET IN
 BALANCE SHEET -

   Doubtful Accounts    $32,000        $52,060                     $52,060              $32,000
                        ========       ========                    ========             ========


                             YEAR ENDED DECEMBER 31, 1994
                             -----------------------------
RESERVE DEDUCTED
  FROM ASSET IN
 BALANCE SHEET -

   Doubtful Accounts    $32,000        $81,391                      $81,391             $32,000
                        ========       ========                     ========            =========
