Form 10-Q
period 1997-03-31
ESELCO INC
filed 1997-05-13
CIK 828941

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.   20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the quarterly period ended March 31, 1997

                                          OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______________________ to _____________

                            Commission File Number 0-17736

                                     ESELCO,  INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

       MICHIGAN                                                38-2785176
----------------------                                    ---------------------
State of Incorporation                                      (I.R.S. Employer
                                                          Identification Number)

                                725 East Portage Avenue
                          Sault Ste. Marie, Michigan  49783
                       ---------------------------------------
                       (Address of principal executive offices)
                                      (Zip Code)

                                    (906)  632-2221
                 ---------------------------------------------------
                 (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X       No
                                         ----          ----

             1,547,345 shares of Common Stock, par value $.007 per share, outstanding as of March 31, 1997

PART I. - FINANCIAL INFORMATION
    ITEM 1. - FINANCIAL STATEMENTS

                                      E S E L C O, INC.
                    CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                       March 31,    December 31,
                                                        1 9 9 7        1 9 9 6
                                                      -----------   ------------
ASSETS:
    ELECTRIC PLANT, at original cost                  $72,414,407    $71,802,321
      Less - Accumulated depreciation                  30,413,910     29,671,038
                                                      -----------    -----------
                                                      $42,000,497    $42,131,283
      Asset acquired under capital lease                2,833,658      2,851,622
                                                      -----------    -----------
                                                      $44,834,155    $44,982,905
                                                      -----------    -----------
    CURRENT ASSETS:
      Cash                                               $696,228       $293,883
      Accounts receivable, less reserve of $37,642
        and $32,000 respectively                        3,691,577      2,999,783
      Unbilled revenue                                  1,452,117      1,693,826
      Materials and supplies, at average cost           1,288,451      1,148,046
      Prepayments                                       1,559,057      1,966,932
                                                      -----------    -----------
                                                      $ 8,687,430    $ 8,102,470
                                                      -----------    -----------
    OTHER ASSETS:
      Debt expense, being amortized                   $    27,172    $    28,972
      Regulatory asset                                  3,422,281      3,510,181
      Other                                               675,208        531,193
                                                      -----------    -----------
                                                      $ 4,124,661    $ 4,070,346
                                                      -----------    -----------
                                                      $57,646,246    $57,155,721
                                                      -----------    -----------
                                                      -----------    -----------
STOCKHOLDERS' INVESTMENT AND LIABILITIES:
    CAPITALIZATION (See Statement):
      Common equity                                   $20,969,680    $20,234,722
      Preferred stock                                           0              0
      Long-term debt (less current portion)            15,611,113     16,898,187
                                                      -----------    -----------
                                                      $36,580,793    $37,132,909
                                                      -----------    -----------
    OTHER NONCURRENT LIABILITIES:
      Obligation under capital lease                  $ 2,755,291     $2,775,905
                                                      -----------    -----------
   CURRENT LIABILITIES:
      Notes payable                                      $667,000     $1,119,000
      Current portion of long-term debt                 3,460,113      2,877,323
      Current portion of lease obligation                  78,367         75,717
      Accounts payable                                  3,047,051      2,143,082
      Dividends declared                                  433,257        415,960
      Accrued taxes                                     1,329,693      1,754,101
      Current deferred income taxes                        64,355         66,755
      Accrued interest                                    414,877        166,215
      Other                                               312,096        270,116
                                                      -----------    -----------
                                                      $ 9,806,809     $8,888,269
                                                      -----------    -----------
    DEFERRED CREDITS:
      Deferred income taxes                           $ 4,385,536     $4,454,626
      Net regulatory liability                          1,196,526      1,193,526
      Unamortized investment tax credit                   856,381        873,181
      Other                                             2,064,910      1,837,305
                                                      -----------    -----------
                                                       $8,503,353     $8,358,638
                                                      -----------    -----------
                                                      $57,646,246    $57,155,721
                                                      -----------    -----------
                                                      -----------    -----------

                                       E S E L C O, INC.

                         CONSOLIDATED STATEMENT OF CAPITALIZATION


                                                     March 31,          December 31,
                                                      1 9 9 7             1 9 9 6
                                                    -----------        -------------
                                                      AMOUNT       %      AMOUNT       %
                                                    -----------   ---  -------------  ---
COMMON EQUITY:
    COMMON STOCK, par value $.007 per share

                              1997       1996
                          ----------   ----------
      Authorized shares    3,000,000    3,000,000
                          ----------   ----------
                          ----------   ----------
      Outstanding shares   1,593,765    1,540,592       $11,156             $10,784
                          ----------   -----------
                          ----------   -----------
    Capital surplus                                  19,376,264          17,336,201

    Retained earnings                                 2,659,699           4,204,585

    Unearned compensation - ESOP and
       Restricted Stock Bonus Plan                   (1,077,439)         (1,316,848)
                                                    ------------        -----------
                                                    $20,969,680    57%  $20,234,722   54%
                                                    ------------        -----------
PREFERRED STOCK, value $.01 per share,
  authorized 160,000 shares                         $         0     0%  $         0    0%
                                                    ------------        -----------

LONG-TERM DEBT of Subsidiaries (less current portion)
    First Mortgage Bonds:
      Series D,  7.00%, due 1998                             $0         $   855,000
      Series F, 10.31%, due 2001                      1,200,000           1,200,000
      Series G, 10.25%, due 2009                      4,440,000           4,440,000
      Series H,  7.90%, due 2002                      1,200,000           1,500,000

    Energy Thrift Notes, 5.8%-10%, due 1998-2007      5,442,000           5,355,000

    Equipment Loan, Floating Rate, due 1998             133,668             147,786

    ESOP Loans of the Corporation,
      floating rate, due 2000-2001                      269,457             421,110

    Term Loan, floating rate, due 1999                2,925,988           2,979,291
                                                    ------------        -----------
                                                    $15,611,113    43%   $16,898,187   46%
                                                    ------------  ---   -----------   ---
      TOTAL CAPITALIZATION                          $36,580,793   100%   $37,132,909  100%
                                                    ------------  ---   -----------   ---
                                                    ------------  ---   -----------   ---

                                        E S E L C O, INC.

                                CONSOLIDATED STATEMENT OF INCOME

                                                    The Three Months         The Twelve Months
                                                     Ended March 31,           Ended March 31,
                                                -----------------------   ------------------------
                                                   1997         1996         1997         1996
                                                ---------    ----------   ----------   -----------

OPERATING REVENUES                              $9,915,335   $9,777,252  $37,638,014   $37,389,413
                                                ----------   ----------  -----------   -----------
OPERATING EXPENSES:
    Operation - Purchased power                 $4,974,117   $5,321,256  $18,503,896   $19,845,794
              - Other                            1,914,244    1,688,074    6,969,443     6,297,849
    Maintenance                                    517,105      610,175    2,049,089     2,039,641
    Depreciation and amortization                  700,209      668,895    2,645,709     2,533,657
    Property and other taxes                       400,754      368,968    1,588,137     1,545,597
    Income taxes                                   305,200      223,000    1,329,396     1,127,284
                                                ----------   ----------  -----------   -----------
      Total operating expenses                  $8,811,629   $8,880,368  $33,085,670   $33,389,822
                                                ----------   ----------  -----------   -----------
      Net operating income                      $1,103,706     $896,884  $ 4,552,344   $ 3,999,591
                                                ----------   ----------  -----------   -----------
OTHER INCOME (DEDUCTIONS), NET                    ($15,913)    ($16,418)    ($47,089)     ($64,093)
                                                ----------   ----------  -----------   -----------
ALLOWANCE FOR FUNDS USED
  DURING CONSTRUCTION                              $39,900   $        0  $    39,900   $         0
                                                ----------   ----------  -----------   -----------
INTEREST CHARGES:
    Interest on long-term debt                  $  390,508   $  327,062  $ 1,430,833   $ 1,273,709
    Other interest                                  15,223       22,487      125,192       253,933
                                                ----------   ----------  -----------   -----------
      Total interest charges                    $  405,731   $  349,549  $ 1,556,025   $ 1,527,642
                                                ----------   ----------  -----------   -----------
NET INCOME AVAILABLE FOR COMMON STOCK           $  721,962   $  530,917  $ 2,989,130   $ 2,407,856
                                                ----------   ----------  -----------   -----------
                                                ----------   ----------  -----------   -----------
EARNINGS PER AVERAGE SHARE OF COMMON STOCK      $     0.45   $     0.35  $      1.90   $      1.58
                                                ----------   ----------  -----------   -----------
                                                ----------   ----------  -----------   -----------
CASH DIVIDENDS DECLARED PER SHARE OF
  COMMON STOCK                                  $     0.27   $     0.25  $      1.06   $      0.99
                                                ----------   ----------  -----------   -----------
                                                ----------   ----------  -----------   -----------
AVERAGE COMMON SHARES OUTSTANDING                1,590,389    1,532,197    1,571,375     1,522,036
                                                ----------   ----------  -----------   -----------
                                                ----------   ----------  -----------   -----------

                                       E S E L C O, INC.

                          CONSOLIDATED STATEMENT OF CASH FLOW
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                           1997       1996
                                                      ----------- ------------
NET CASH FLOWS FROM (USED BY):
OPERATING ACTIVITIES:
    Net income                                           $721,962     $530,917
    Noncash expenses, revenue, losses and gains
      included in income
        Depreciation and amortization                     720,339      693,778
        Deferred taxes and charge equivalent to
          investment tax credit, net of amortization      (85,290)     223,194
        Net decrease (increase) in receivables and
          unbilled revenue                               (450,085)     213,707
        Net decrease (increase) in materials and
          supplies and prepayments                        267,470      313,443
        Net increase (decrease) in accounts payable,
          accrued taxes, and other current liabilities    521,541     (962,682)
        Increase (decrease)in interest accrued
          but not paid                                    248,662      193,010
        Other                                             232,587       50,806
                                                      -----------  -----------
          Net cash from operating activities          $ 2,177,186  $ 1,256,173
                                                      -----------  -----------
INVESTING ACTIVITIES:
    Acquisition of property, plant and equipment        ($634,748)   ($783,243)
    Proceeds from disposals of property, plant
      and equipment                                        46,995        9,097
                                                      -----------  -----------
          Net cash used by investing activities         ($587,753)   ($774,146)
                                                      -----------  -----------
FINANCING ACTIVITIES:
    Proceeds of short-term debt                       $ 1,235,500  $ 2,487,500
    Payments to settle short-term debt                 (1,687,500)  (3,383,500)
    Issuance of long-term debt (net)                      287,000      843,000
    Payments on long-term debt                           (795,675)    (493,907)
    Proceeds from sale of common stock                    206,844      224,304
    Dividends paid                                       (433,257)    (390,777)
                                                      -----------  -----------
          Net cash used by financing activities       ($1,187,088)   ($713,380)
                                                      -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     $402,345    ($231,353)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR    293,883      302,845
                                                      -----------  -----------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD       $696,228      $71,492
                                                      -----------  -----------
                                                      -----------  -----------
    INTEREST PAID                                      $  214,692  $   205,130
                                                      -----------  -----------
                                                      -----------  -----------
    INCOME TAXES PAID                                  $        0  $         0
                                                      -----------  -----------
                                                      -----------  -----------

                                    ESELCO,  INC.

                           NOTES  TO  FINANCIAL  STATEMENTS

(1) These consolidated financial statements include the accounts of ESELCO, Inc. and its wholly owned subsidiaries, Edison Sault Electric Company (Company) and Northern Tree Service, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements as of March 31, 1997 and 1996 included herein, which are unaudited, reflecting the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented. Sales of electricity, of ESELCO's major subsidiary, are affected to some degree by variations in weather conditions, and results of operations for interim periods are not necessarily indicative of results to be expected for the entire year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although ESELCO believes that the disclosures which are made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in ESELCO, Inc. 1996 Annual Report on Form 10K, which incorporates by reference the financial statements in the 1996 Annual Report to Shareholders.

(2) On March 12, 1997, the Board of Directors declared a 3% stock dividend for shareholder of record May 1, 1997. The effect of this stock dividend has been reflected in the average number of shares outstanding, earnings and dividends declared per share for the periods presented. In addition, the common equity of ESELCO has been adjusted to reflect this stock dividend.

(3) On August 22, 1995, the Company filed an application with the Michigan Public Service Commission (MPSC) for authority to implement price cap regulation. In the application the Company proposed that its base rates be capped at present levels, that its existing power supply cost recovery
     (PSCR) factor be rolled into base rates, and that its existing PSCR Clause be suspended. The Company published the required notice of opportunity to comment or request a hearing. No comments were received and on September 21, 1995, the MPSC approved the Company's application subject to the modification that the Company give 30 days notice rather than 2 weeks notice for rate decreases and that the Company file an application by October 1, 2000, to address its experience under the price cap mechanism. With the latter modification the price cap authorization represents an experimental regulatory mechanism. The order also allows the Company to file an application seeking an increase in rates only under extraordinary circumstances.

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

         Legal counsel for the Company believes that the Attorney General's appeal is without merit and that the Company will prevail. A decision in this case is not expected until mid to late 1997. The Company implemented the price cap order on January 1, 1996.

(4) In 1993, Edison Sault received notification from the U.S. Environmental Protection Agency (U.S. EPA) that it was being named a
    "Potentially Responsible Party" at the Manistique River/ Harbor Area of Concern (AOC) in Manistique, Michigan. There were a number of other potentially responsible parties, some of whom have been notified by the U.S. EPA.

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

         In November 1993, the MPSC issued an order authorizing Edison Sault to defer and amortize, over a period not to exceed ten years, environmental assessment and remediation costs associated with the Manistique River AOC. Therefore, Edison Sault has recorded a regulatory asset in the amount of $3.2 million, plus unreimbursed cost of $300,000, for a total of $3.5 million, which the Company began amortizing in 1997.

(5) On March 25, 1997, ESELCO, Inc. and Wisconsin Energy Corporation announced that they had entered into a letter of intent, setting forth the preliminary terms of the potential acquisition of ESELCO, Inc. by Wisconsin
    Energy Corporation.   All outstanding shares of ESELCO, Inc. common stock
    would be converted into shares of Wisconsin Energy Corporation common stock based on a value of $44.50 for each share of ESELCO, Inc. common stock in a transaction proposed to be structured as a tax-free reorganization. The total purchase price would be approximately $71.0 million. The exact number of shares of Wisconsin Energy Corporation common stock to be issued in the transaction would be determined by dividing $44.50 by the average closing prices of Wisconsin Energy Corporation common stock during a specified period prior to closing.

         Consummation of the proposed transaction is contingent upon several conditions, including the negotiation and execution of a definitive agreement, approval by the Board of Directors of both companies and the shareholders of ESELCO, Inc., receipt of all appropriate regulatory approvals and the effectiveness of a registration statement to be filed with the Securities and Exchange Commission covering the Wisconsin Energy Corporation shares to be issued in the transaction. There can be no assurance as to the final terms of the proposed transaction, that the conditions will be satisfied or that the proposed transaction will be consummated.

                                    ESELCO,  INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

    Operating revenues for the first three months of 1997 were 1% higher than last year, while total kilowatthour sales decreased 1%. Residential, commercial and resale sales are all down about 1% from last year reflecting warmer weather in 1997. Industrial sales were up 2% based on increased sales to three of our four industrial customers.

    Purchased power expense decreased 7% due to lower requirements because of decreased sales and increased hydro generation.

    Other operating and maintenance expenses increased 6% during the first three months of 1997 due to an increase in payroll and associated employee benefits costs as well as the ten year write-off of costs associated with the Manistique Harbor EPA Project.

    Interest expense increased 16%, primarily due to an increase in borrowings which included a term loan to cover the EPA payment.

    Based on the above changes, net income available for common stock increased 36% from last year.

TWELVE MONTHS ENDED MARCH 31, 1997 AND 1996

    Operating revenues during the current twelve month period were 1% higher than a year ago. Total electric sales also increased 1% during the current twelve month period. Residential sales were down 1% during the period while commercial sales were slightly higher than last year. Industrial sales increased a net of 1% while resale sales were up 4% for the period.

    Purchased power expense decreased 4% due to decreased requirements reflecting an increase in hydro generation. In addition, we were able to replace higher cost energy purchases with lower cost energy from American Electric Power Company during the period.

    Other operating and maintenance expenses were up 8% during the current twelve month period, due to increased payroll and associated employee benefit costs and higher water costs reflecting higher rates and additional water available for generation at the Company's hydro plant.

    Depreciation and amortization expenses increased 4% due to the Company's ongoing construction program.

    Based on an increase in taxable income, income taxes increased 18% during the period.

    Based on the above changes, net income available for common stock increased 24% from the prior twelve month period.

LIQUIDITY AND CAPITAL COMMITMENTS

INVESTING ACTIVITIES   ESELCO invested $635,000 in property, plant, and
equipment in the three-month period ending March 31, 1997. For the same period in 1996, ESELCO invested approximately $783,000 in property, plant, and equipment.

    Investment expenditures during both periods included costs associated with the planned construction of a new 138 KV interconnection with Wisconsin Electric Power Company. This project has a planned completion date of 1998. The Company's projected share of the cost of this project is $9.4 million. Most of these expenditures are expected to be made in late 1997 and 1998.

    In December, 1996 the Company signed a purchase agreement with Consumers Power Company for the purchase of a 138 KV submarine circuit across the Straits of Mackinac. Since 1990, the Company has leased these cables at an annual net lease cost of approximately $466,000. The purchaser of the cable will be ESEG, a wholly-owned subsidiary of ESELCO, Inc. ESEG has been an inactive subsidiary of ESELCO. ESEG will lease the cables to Edison Sault under an operating lease arrangement. The purchase and lease are subject to approval by the Federal Energy Regulatory Commission (FERC). The cost of the purchase which is expected to be consummated in 1997 will be approximately $3.8 million.

CASH PROVIDED BY OPERATING AND FINANCE ACTIVITIES   Cash provided by operating
activities for the three-month period ending March 31, 1997, and March 31, 1996, totalled $2,177,000 and $1,256,000, respectively. After payment of dividends, internal sources of funds exceeded the capital requirements of ESELCO for the quarter ending March 31, 1997. Dividend payments for the three months ending March 31, 1997, totalled $433,000 which represented a 60% payout ratio. For the same period in 1996, dividends totalled $391,000 which represented a 74% dividend payout ratio.

    During 1996, Edison Sault borrowed $3.2 million under a bank term loan agreement. The proceeds from this loan were used for payment to the U.S. Environmental Protection Agency in settlement of the Manistique Harbor Project. In addition, ESEG has arranged bank secured term loan financing for its planned acquisition of the 138 KV submarine cables described above.

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

    At March 31, 1997, the Company had approximately $7.8 million of unused bank line of credit and additional energy thrift notes. These two sources of short-term financing should be sufficient to meet the Company's short-term capital requirements.

    ESELCO's shareholders reinvested approximately $207,000 through the dividend reinvestment plan (DRP) in the first three months of 1997. For the three-month period ending March 31, 1996, the DRP provided $224,000 of capital.

    Effective March 24, 1997 the Board of Directors of ESELCO, Inc. declared the suspension of the Dividend Reinvestment Plan. The Dividend Reinvestment Plan has been suspended pending the potential acquisition of ESELCO, Inc. by Wisconsin Energy Corporation.

    At March 31, 1997, the long-term portion of first mortgage bonds totalled $6,840,000 which is a decrease of $1,155,000 from the December 31, 1996 amount. First mortgage bonds are secured by the utility plant of Edison Sault. At December 31, 1996, there was approximately $10.4 million of unutilized bond financing capability resulting from plant additions and bond retirements.

    Edison Sault also has authority to issue up to $10 million in long-term energy thrift notes to Michigan residents. At March 31, 1997, the long-term portion of energy thrift notes outstanding was $5,442,000 which is an increase of $87,000 over the December 31, 1996 amount.

PART II  -  OTHER INFORMATION

    Item  6.  Exhibits and Reports on Form 8-K
              (a)  List of Exhibits.

                                                                                             Filed
      Exhibit                                                                        ----------------------
        No.                         Description  of  Exhibit                         Herewith  By Reference
     ---------     ---------------------------------------------------------------   --------  ------------
         (3)       (a)  Articles of Incorporation as filed on January 6, 1989 - (d)                  *
                   (b)  Bylaws - (f)
                                                                                                     *
         (4)       Instruments defining the rights of security holders, including indentures:
                   (a)  Mortgage and Deed of Trust as of March 1, 1952 - (a)
                                                                                                     *
                   (b)  Supplemental Indenture dated as of February 1, 1957 - (a)                    *
                   (c)  Second Supplemental Indenture dated as of January 1,
                         1964 - (a)                                                                  *
                   (d)  Third Supplemental Indenture dated as of February 1,
                         1968 - (a)                                                                  *
                   (e)  Fourth Supplemental Indenture dated as of September 15,
                         1975 - (a)                                                                  *
                   (f)  Fifth Supplemental Indenture dated as of October 1,
                         1986 - (b)                                                                  *
                   (g)  Sixth Supplemental Indenture dated as of April 1, 1989
                         - (d)                                                                       *
                   (h)  Seventh Supplemental Indenture dated as of February
                         15, 1992 - (e)                                                              *
                   (i)  Debenture Indenture dated as of August 1, 1973 - (a)                         *
                   (j) Form of Long-Term Energy Thrift Note - (c)                                    *
         (27)      Financial Data Schedule                                               *

Key to Exhibits Incorporated by Reference:
  (a)    Filed with the Company's Registration Statement, Form S-16,
         No. 2-67191, filed April 2, 1980.
  (b) Filed with the Company's Form 10-K for 1986, dated March 30, 1987, File No. 0-1158.
  (c) Filed with the Company's Registration Statement, Amendment No. 2 to Form S-3, No. 2-67191, filed February 16, 1988.
  (d) Filed with the Company's Form 10-Q for June 30, 1989, dated August 11, 1989, File No. 0-17736.
  (e) Filed with the Company's Form 10-Q for March 31, 1992, dated May 13, 1992, File No. 0-17736.
  (f) Filed with the Company's Form 10-K for December 31, 1996, dated March 25, 1997, File No. 0-17736.

    Item  6.  (b)  Reports on Form 8-K

                   The following reports on Form 8-K were filed during the three months ended March 31, 1997.

                    Item  Reported          Financial Statements Filed         Date  of  Report
                  ------------------       -----------------------------      ------------------
                   5. Other Events                       No                     January 23, 1997
                   5. Other Events                       No                     March 25, 1997

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    ESELCO,  INC.
                                                    (Registrant)


                                                 /s/ William R. Gregory
Date May 8, 1997                             __________________________________
                                                   WILLIAM R. GREGORY
                                                   Its President


                                                 /s/ David R. Hubbard
Date May 8, 1997                             __________________________________
                                                   DAVID R. HUBBARD
                                                   Its Vice President - Finance