Form 10-Q
period 1997-06-30
ESELCO INC
filed 1997-08-14
CIK 828941

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997
                                         -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                        to



                         Commission File Number 0-17736
                                                -------

                                  ESELCO, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      MICHIGAN                                                   38-2785176
----------------------                                    ----------------------
State of Incorporation                                    (I.R.S. Employer
                                                          Identification Number)
                             725 East Portage Avenue
                        Sault Ste. Marie, Michigan 49783
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  (906) 632-2221
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                       -------     -------

           1,593,180 shares of Common Stock, par value $.01 per share, outstanding as of June 30, 1997

PART I. -- FINANCIAL INFORMATION
     ITEM 1. -- FINANCIAL STATEMENTS

                                E S E L C O, INC.
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION


                                                                 June 30,           December 31,
                                                                  1997                 1996
                                                                -----------         -----------
 ASSETS:
    ELECTRIC PLANT, at original cost                            $73,852,064         $71,802,321
       Less - Accumulated depreciation                           31,041,007          29,671,038
                                                                -----------         -----------
                                                                $42,811,057         $42,131,283
       Asset acquired under capital lease                         2,815,065           2,851,622
                                                                -----------         -----------
                                                                $45,626,122         $44,982,883
                                                                -----------         -----------
 CURRENT ASSETS:
    Cash                                                            $74,844            $293,883
    Accounts receivable, less reserve of $39,151
    and $32,000 respectively                                      3,701,942           2,999,783
    Unbilled revenue                                              1,474,430           1,693,826
    Materials and supplies, at average cost                       1,305,028           1,148,046
    Prepayments                                                   1,293,987           1,966,932
                                                                -----------         -----------
                                                                 $7,850,231          $8,102,470
                                                                -----------         -----------
 OTHER ASSETS:
    Debt expense, being amortized                                   $25,372             $28,972
    Regulatory asset                                              3,334,381           3,510,181
    Other                                                           891,762             531,193
                                                                -----------         -----------
                                                                 $4,251,515          $4,070,346
                                                                -----------         -----------
                                                                $57,727,868         $57,155,721
                                                                -----------         -----------
 STOCKHOLDERS' INVESTMENT AND LIABILITIES:
    CAPITALIZATION (See Statement):
       Common Equity                                            $21,454,303         $20,234,722
       Preferred stock                                                    0                   0
       Long-term debt (less current portion)                     14,958,420          16,898,187
                                                                -----------         -----------
                                                                $36,412,723         $37,132,909
                                                                -----------         -----------
    OTHER NONCURRENT LIABILITIES:
       Obligation under capital lease                            $2,733,956          $2,775,905
                                                                -----------         -----------
    CURRENT LIABILITIES:
       Notes payable                                               $741,500          $1,119,000
       Current portion of long-term debt                          3,300,660           2,877,323
       Current portion of lease obligation                           81,109              75,717
       Accounts payable                                           3,331,196           2,143,082
       Dividends declared                                           446,090             415,960
       Accrued taxes                                              1,455,259           1,754,101
       Current deferred income taxes                                 61,955              66,755
       Accrued interest                                             164,773             166,215
       Other                                                        306,214             270,116
                                                                -----------         -----------
                                                                 $9,888,756          $8,888,269
                                                                -----------         -----------
    DEFERRED CREDITS:
       Deferred income taxes                                     $4,316,446          $4,454,626
       Net regulatory liability                                   1,199,526           1,193,526
       Unamortized investment tax credit                            839,581             873,181
       Other                                                      2,336,880           1,837,305
                                                                -----------         -----------
                                                                 $8,692,433          $8,358,638
                                                                -----------         -----------
                                                                $57,727,868         $57,155,721
                                                                -----------         -----------
                                                                -----------         -----------


                               E S E L C O, INC.

                   CONSOLIDATED STATEMENT OF CAPITALIZATION

                                                                                   June 30,                  December 31,
                                                                                    1997                         1996
                                                                              ----------------             ----------------
                                                                                AMOUNT     %                 AMOUNT     $
                                                                              ----------- ----             ----------  ----
COMMON EQUITY:
    COMMON STOCK, par value $.01 per share

                                                  1997           1996
                                                ---------      ---------
       Authorized shares                        9,840,000      3,000,000
                                                ---------      ---------
                                                ---------      ---------
       Outstanding shares                       1,593,180      1,540,592          $15,932                     $15,406
                                                ---------      ---------
                                                ---------      ---------
    Capital surplus                                                            19,256,710                  17,331,579

    Retained earnings                                                           3,176,178                   4,204,585

    Unearned compensation - ESOP and
       Restricted Stock Bonus Plan                                               (994,517)                 (1,316,848)
                                                                               ----------                  ----------

                                                                              $21,454,303   59%           $20,234,722   54%
                                                                               ----------                  ----------

PREFERRED STOCK, value $.01
  per share, authorized 160,000 shares                                                 $0    0%                    $0    0%
                                                                               ----------                  ----------

LONG-TERM DEBT of Subsidiaries (less current portion)
    First Mortgage Bonds:                                                              $0                    $855,000
       Series D, 7.00%, due 1998                                                  900,000                   1,200,000
       Series F, 10.31%, due 2001                                               4,070,000                   4,440,000
       Series G, 10.25%, due 2009                                               1,200,000                   1,500,000
       Series H, 7.90%, due 2002                                                5,567,000                   5,355,000

    Energy Thrift Notes, 5.8%-10%, due 1998-2007

    Equipment Loan, Floating Rate, due 1998                                       119,382                     147,786

    ESOP Loans of the Corporation,
       floating rate, due 2000-2001                                               230,336                     421,110

    Term Loan, floating rate, due 1999                                          2,871,702                   2,979,291
                                                                               ----------                  ----------
                                                                              $14,958,420    41%          $16,898,187    46%
                                                                               ----------   ---            ----------   ---
       TOTAL CAPITALIZATION                                                   $36,412,723   100%          $37,132,909   100%
                                                                               ----------   ---            ----------   ---
                                                                               ----------   ---            ----------   ---


                               E S E L C O, INC.

                       CONSOLIDATED STATEMENT OF INCOME


                                                  The Three Months              The Six Months            The Twelve Months
                                                   Ended June 30,               Ended June 30,              Ended June 30,
                                                --------------------         -------------------        ---------------------
                                                 1997          1996           1997         1996           1997          1996
                                                ------        ------         ------       ------        -------        ------
 OPERATING REVENUES                           $9,429,787    $8,947,935   $19,345,122    $18,725,187    $38,119,866   $37,503,321
                                              ----------    ----------   -----------    -----------    -----------   -----------
 OPERATING EXPENSES:
      Operation - Purchased power              $4,270,580    $4,346,701   $9,244,697     $9,667,957    $18,427,775   $19,581,393
                - Other                         1,854,521     1,621,286    3,768,765      3,309,360      7,202,678     6,335,548
      Maintenance                                 546,732       539,001    1,063,837      1,149,176      2,056,820     2,079,690
      Depreciation and amortization               700,229       646,931    1,400,438      1,315,826      2,699,007     2,552,495
      Property and other taxes                    400,312       397,268      805,066        766,236      1,595,181     1,559,438
      Income taxes                                381,200       302,400      686,400        525,400      1,408,196     1,212,584
                                               ----------    ----------  -----------    -----------    -----------   -----------

           Total operating expenses            $8,157,574    $7,853,587  $16,969,203    $16,733,955    $33,389,657   $33,321,148
                                               ----------    ----------  -----------    -----------    -----------   -----------

           Net operating income                $1,272,213    $1,094,348   $2,375,919     $1,991,232     $4,730,209    $4,182,173
                                               ----------    ----------  -----------    -----------    -----------   -----------

 OTHER INCOME (DEDUCTIONS), NET                  ($15,048)     ($30,304)    ($30,961)      ($46,722)      ($31,833)     ($58,568)
                                               ----------    ----------  -----------    -----------    -----------   -----------

 ALLOWANCE FOR FUNDS USED
      DURING CONSTRUCTION                         $39,900            $0      $79,800             $0        $79,800            $0
                                               ----------    ----------  -----------    -----------    -----------   -----------

 INTEREST CHARGES:
      Interest on long-term debt                 $393,545      $338,136     $784,053       $665,198     $1,486,242    $1,312,592
      Other interest                               33,776        40,827       48,999         63,314        118,141       207,748
                                               ----------    ----------  -----------    -----------    -----------   -----------

           Total interest charges                $427,321      $378,963     $833,052       $728,512     $1,604,383    $1,520,340
                                               ----------    ----------  -----------    -----------    -----------   -----------

 NET INCOME AVAILABLE FOR
  COMMON STOCK                                   $869,744      $685,081   $1,591,706     $1,215,998     $3,173,793    $2,603,265
                                               ----------    ----------  -----------    -----------    -----------   -----------

 EARNINGS PER AVERAGE SHARE OF
   COMMON STOCK                                    $0.55         $0.44        $1.00           $0.79          $2.00         $1.70
                                                   -----         -----        -----           -----          -----         -----
                                                   -----         -----        -----           -----          -----         -----
 CASH DIVIDENDS DECLARED PER
   SHARE OF COMMON STOCK                           $0.28         $0.26        $0.55           $0.52          $1.08         $1.01
                                                   -----         -----        -----           -----          -----         -----
                                                   -----         -----        -----           -----          -----         -----

 AVERAGE COMMON SHARES OUTSTANDING              1,593,180     1,539,538    1,591,251      1,535,473      1,583,419     1,528,305
                                               ----------    ----------  -----------    -----------    -----------   -----------
                                               ----------    ----------  -----------    -----------    -----------   -----------


                                E S E L C O, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOW
                   FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                                         1997                   1996
                                                                         ----                   ----
NET CASH FLOWS FROM (USED BY):
OPERATING ACTIVITIES:
    Net income                                                        $1,591,706             $1,215,998
     Noncash expenses, revenue, losses and gains
       included in income
          Depreciation and amortization                                1,437,137              1,364,353
          Deferred taxes and charge equivalent to
            investment tax credit, net of amortization                  (170,580)               446,388
          Net decrease (increase) in receivables and
            unbilled revenue                                            (482,763)               691,626
          Net decrease (increase) in materials and
            supplies and prepayments                                     515,963                862,039
          Net increase (decrease) in accounts payable,
            accrued taxes, and other current liabilities                 925,370             (1,846,409)
          Increase (decrease) in interest accrued
            but not paid                                                  (1,442)               (92,138)
          Other                                                          410,583                 86,578
                                                                      ----------             ----------
               Net cash from operating activities                     $4,225,974             $2,728,435
                                                                      ----------             ----------

INVESTING ACTIVITIES:
     Acquisition of property, plant and equipment                    ($2,170,664)           ($1,605,611)
     Proceeds from disposals of property, plant
       and equipment                                                      57,353                 16,120
                                                                      ----------             ----------
               Net cash used by investing activities                 ($2,113,311)           ($1,589,491)
                                                                      ----------             ----------

FINANCING ACTIVITIES:
     Proceeds of short-term debt                                      $3,576,000             $5,923,500
     Payments to settle short-term debt                               (3,953,500)            (7,252,500)
     Issuance of long-term debt (net)                                    534,000              1,609,000
     Payments on long-term debt                                       (1,815,699)            (1,241,679)
     Proceeds from sale of common stock                                  206,844                405,664
     Dividends paid                                                     (879,347)              (803,460)
                                                                      ----------             ----------

               Net cash used by financing activities                 ($2,331,702)           ($1,359,475)
                                                                      ----------             ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   ($219,039)             ($220,531)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR                   293,883                302,845
                                                                      ----------             ----------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                       $74,844                $82,314
                                                                      ----------             ----------
                                                                      ----------             ----------
     INTEREST PAID                                                      $897,955               $881,358
                                                                      ----------             ----------
                                                                      ----------             ----------

     INCOME TAXES PAID                                                  $330,000               $645,000
                                                                      ----------             ----------
                                                                      ----------             ----------


                                  ESELCO, INC.

                          NOTES TO FINANCIAL STATEMENTS


(1) These consolidated financial statements include the accounts of ESELCO, Inc. (ESELCO) and its wholly owned subsidiaries, Edison Sault Electric Company (Edison Sault), ESEG, Inc. and Northern Tree Service, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements as of June 30, 1997 and 1996 included herein, which are unaudited, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented. Sales of electricity by Edison Sault, ESELCO's major subsidiary, are affected to some degree by variations in weather conditions, and results of operations for interim periods are not necessarily indicative of results to be expected for the entire year.

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

(2) On March 12, 1997, the Board of Directors of ESELCO declared a 3% stock dividend for shareholders of record May 1, 1997. The outstanding number of common shares of ESELCO previously reported in the Consolidated Statement of Capitalization in the Form 10-Q for the period ended March 31, 1997 to reflect the effect of this 3% stock dividend did not take into account the reduction for the number of fractional shares for which ESELCO was to pay cash in lieu of fractional shares. Accordingly, after taking into account this reduction, the number of shares outstanding after the 3% stock dividend was declared and cash was paid in lieu of fractional shares is 1,593,180 shares.

(3) On August 22, 1995, Edison Sault filed an application with the Michigan Public Service Commission (MPSC) for authority to implement price cap regulation. In the application Edison Sault proposed that its base rates be capped at present levels, that its existing power supply cost recovery
     (PSCR) factor be rolled into base rates, and that its existing PSCR Clause be suspended. Edison Sault published the required notice of opportunity to comment or request a hearing. No comments were received and on September 21, 1995, the MPSC approved Edison Sault's application subject to the modification that Edison Sault give 30 days notice rather than 2 weeks notice for rate decreases and that Edison Sault file an application by October 1, 2000, to address its experience under the price cap mechanism. With the latter modification the price cap authorization represents an experimental regulatory mechanism. The order also allows Edison Sault to file an application seeking an increase in rates only under extraordinary circumstances.

     On October 23, 1995, the Attorney General for the State of Michigan filed an intervention and petition for rehearing in Edison Sault's price cap order. The Attorney General's intervention was based on the grounds that the MPSC did not have authority to approve price cap regulation. On December 21, 1995, the MPSC rejected the Attorney General's petition for rehearing. On January 19, 1996, the Attorney General filed an appeal with the Michigan Court of Appeals.

     Legal counsel for Edison Sault believes that the Attorney General's appeal is without merit and that Edison Sault will prevail. A decision in this case is not expected until mid to late 1997. Edison Sault implemented the price cap order on January 1, 1996.

(4) In 1993, Edison Sault received notification from the U.S. Environmental Protection Agency (U.S. EPA) that it was being named a "Potentially Responsible Party" at the Manistique River/Harbor Area of Concern (AOC) in Manistique, Michigan. There were a number of other potentially responsible parties, some of whom have been notified by the U.S. EPA.

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

     To date, Edison Sault has incurred a total cost of $3.6 million on this project. Edison Sault filed an action on February 4, 1997 in the Circuit Court for the County of Schoolcraft,

     Michigan against certain insurance carriers to recover unreimbursed defense costs and expenses associated with defending this matter of approximately $350,000 and indemnification for its costs of approximately $3.2 million in settling the matter with the U.S. EPA and obtaining a release of the property damage claims asserted by the U.S. EPA. The certainty and magnitude of any insurance recovery is unknown at this time. On April 28, 1997, Michigan Mutual Insurance Company filed a counterclaim for approximately $1.7 million for previously paid defense costs. Legal counsel for Edison Sault believes, based on the information currently available, that the counterclaim lacks merit.

     In November 1993, the MPSC issued an order authorizing Edison Sault to defer and amortize, over a period not to exceed ten years, environmental assessment and remediation costs associated with the Manistique River AOC. Therefore, Edison Sault has recorded a regulatory asset in the amount of $3.2 million, plus unreimbursed costs of $350,000, for a total of $3.55 million, which it began amortizing in 1997.

(5) On May 14, 1997 ESELCO, Inc. and Wisconsin Energy Corporation (Wisconsin Energy) announced that they had entered into a definitive agreement regarding the acquisition of ESELCO by Wisconsin Energy. The terms of the definitive agreement were approved by both companies' boards. Upon completion of the acquisition, ESELCO would continue to operate from Sault Ste. Marie, Michigan.

     All outstanding shares of ESELCO common stock would be converted into shares of Wisconsin Energy common stock based on a value of $44.50 for each share of ESELCO common stock in a transaction proposed to be structured as a tax-free reorganization. The total purchase price would be approximately $71.0 million. The exact number of shares of Wisconsin Energy common stock to be issued in the transaction would be determined by dividing $44.50 by the average closing prices of Wisconsin Energy common stock for the ten trading days immediately preceding the closing date. Pursuant to the definitive agreement, Wisconsin Energy will be paid a fee of $2.0 million if ESELCO consummates or enters into an agreement with respect to, a business combination with a party unrelated to Wisconsin Energy or ESELCO terminates the definitive agreement to pursue a business combination with a party unrelated to Wisconsin Energy prior to the end of the period specified in the agreement.

     The transaction is contingent upon several conditions, including the approval by the shareholders of ESELCO, receipt of all appropriate regulatory approvals and the effectiveness of a registration statement to be filed with the Securities and Exchange Commission covering the Wisconsin Energy shares to be issued in the transaction. Shareholders of ESELCO will be provided a proxy statement describing the terms of the transaction prior to being asked to vote on the transaction at a special meeting of shareholders, which is expected to take place later in 1997. There can be no assurance that the conditions will be satisfied or that the transaction will be consummated.

                                  ESELCO, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

     Operating revenues for the second quarter of 1997 were 5% higher than the corresponding period in 1996, while total kilowatthour sales increased 2%. Residential and resale sales are up about 2% while industrial sales were up 4% based on increased sales to three of our four industrial customers. Commercial sales were the same as last year.

     Purchased power expense decreased 2% because of increased hydro generation and lower costs of power purchased from Consumers Power Company.

     Other operating and maintenance expenses increased 11% during the second quarter of 1997 due to an increase in payroll and associated employee benefits costs as well as the ten year write-off of costs associated with the Manistique Harbor EPA Project.

     Depreciation and amortization expenses increased 8% due to Edison Sault's ongoing construction program.

     Income taxes increased $79,000 due to the increase in taxable income.

     Interest expense increased 13%, primarily due to an increase in borrowings which included a term loan to cover the payment to the U.S. EPA in connection with the Manistique Harbor EPA Project.

     Based on the above changes, net income available for common stock increased 27% from last year.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     Operating revenues for the first half of 1997 were 3% higher than last year, while total kilowatthour sales increased 1%. Residential and commercial sales are down from last year reflecting warmer weather in 1997. Industrial sales were up 3% based on increased sales to three of our four industrial customers. Resale sales are up slightly, however, revenue is higher due to the pass through of cost from the new Consumers Power Company purchased power contract.

     Purchased power expense decreased 4% due to lower requirements resulting from a net increase in hydro generation.

     Other operating and maintenance expenses increased 8% during the first half of 1997 due to an increase in payroll and associated employee benefits costs as well as the ten year write-off of costs associated with the Manistique Harbor EPA Project.

     Income taxes increased $161,000 due to the increase in taxable income.

     Interest expense increased 14%, primarily due to an increase in borrowings which included a term loan to cover the payment to the U.S. EPA in connection with the Manistique Harbor EPA Project.

     Based on the above changes, net income available for common stock increased 31% from last year.

TWELVE MONTHS ENDED JUNE 30, 1997 AND 1996

     Operating revenues during the current twelve month period were 2% higher than a year ago. Total electric sales increased 1% during the current twelve month period. Residential and commercial sales were down during the period while industrial sales increased a net of 2%. Resale sales were up 3% for the period.

     Purchased power expense decreased 6% due to decreased requirements reflecting an increase in hydro generation. In addition, higher cost energy purchases were replaced with lower cost energy from American Electric Power Company during the period.

     Other operating and maintenance expenses were up 10% during the current twelve month period, due to increased payroll and associated employee benefit costs and higher water costs reflecting higher rates and additional water available for generation at Edison Sault's hydro plant. In addition, the current period includes the write off of costs associated with the Manistique Harbor EPA Project.

     Depreciation and amortization expenses increased 6% due to Edison Sault's ongoing construction program.

     Based on an increase in taxable income, income taxes increased 16% during the period.

     Based on the above changes, net income available for common stock increased 22% from the prior twelve month period.

LIQUIDITY AND CAPITAL COMMITMENTS

INVESTING ACTIVITIES ESELCO invested $2,171,000 in property, plant, and equipment in the six month period ending June 30, 1997. For the same period in 1996, ESELCO invested approximately $1,606,000 in property, plant, and equipment.

     Investment expenditures during both periods included costs associated with the planned construction of a new 138 KV interconnection with Wisconsin Electric Power Company. This project has a planned completion date of 1999. Edison Sault's projected share of the cost of this project is $9.3 to $13.0 million. Most of these expenditures are expected to be made in late 1997 and 1998.

     In December, 1996 ESEG, Inc. ("ESEG") signed a purchase agreement with Consumers Power Company for the purchase of a 138 KV submarine circuit across the Straits of Mackinac. Since 1990, Edison Sault has leased these cables at an annual net lease cost of approximately $466,000. ESEG, a wholly-owned subsidiary of ESELCO, has been an inactive subsidiary of ESELCO. ESEG will lease the cables to Edison Sault under an operating lease arrangement. The purchase and lease are subject to approval by the Federal Energy Regulatory Commission (FERC). The cost of the purchase, which is expected to be consummated in 1997, will be approximately $3.8 million.

CASH PROVIDED BY OPERATING AND FINANCE ACTIVITIES Cash provided by operating activities for the six month periods ending June 30, 1997, and June 30, 1996, totalled $4,226,000 and $2,728,000, respectively. After payment of dividends, internal sources of funds exceeded the capital requirements of ESELCO for the six months ending June 30, 1997. Dividend payments for the six months ending June 30, 1997, totalled $897,000 which represented a 56% payout ratio. For the same period in 1996, dividends totalled $803,000 which represented a 66% dividend payout ratio.

     During 1996, Edison Sault borrowed $3.2 million under a bank term loan agreement. The proceeds from this loan were used for payment to the U.S. EPA in settlement of the Manistique Harbor Project. In addition, ESEG has arranged bank secured term loan financing for its planned acquisition of the 138 KV submarine cables described above.

     Edison Sault has authority to issue up to $10 million in short-term obligations. Included in this authority is a line of credit in the amount of $4 million at the prime rate. In addition, Edison Sault has authority to issue short-term thrift notes to Michigan residents. Edison Sault's short-term financing requirements relate primarily to financing customer accounts receivable, unbilled revenue resulting from cycle billing, and capital expenditures until permanently financed.

     At June 30, 1997, Edison Sault had approximately $7.8 million of unused bank line of credit and additional energy thrift notes. These two sources of short-term financing should be sufficient to meet Edison Sault's short-term capital requirements.

     ESELCO's shareholders reinvested approximately $207,000 through the dividend reinvestment plan (DRP) in the first half of 1997. For the six month period ending June 30, 1996, the DRP provided $406,000 of capital.

     Effective March 24, 1997 the Board of Directors of ESELCO, Inc. declared the suspension of the DRP. The DRP has been suspended pending the potential acquisition of ESELCO, Inc. by Wisconsin Energy Corporation.

     At June 30, 1997, the long-term portion of first mortgage bonds totalled $6,170,000 which is a decrease of $1,825,000 from the December 31, 1996 amount. First mortgage bonds are secured by the utility plant of Edison Sault. At December 31, 1996, there was approximately $10.4 million of unutilized bond financing capability resulting from plant additions and bond retirements.

     Edison Sault also has authority to issue up to $10 million in long-term energy thrift notes to Michigan residents. At June 30, 1997, the long-term portion of energy thrift notes outstanding was $5,567,000 which is an increase of $212,000 over the December 31, 1996 amount.

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings

          See Note 4 of the Notes to Financial Statements in Item 1 Part I herein. Edison Sault filed an action on February 4, 1997 in the Circuit Court for the County of Schoolcraft, Michigan against certain insurance carriers to recover unreimbursed defense costs and expenses associated with defending this matter of approximately $350,000 and indemnification for its costs of approximately $3.2 million in settling the matter with the U.S. EPA and obtaining a release of the property damage claims asserted by the U.S. EPA. The certainty and magnitude of any insurance recovery is unknown at this time. On April 28, 1997, Michigan Mutual Insurance Company filed a counterclaim for approximately $1.7 million for previously paid defense costs. Legal counsel for Edison Sault believes, based on the information currently available, that the counterclaim lacks merit.

     Item 2.   Changes in Securities

          (c) On July 31, 1997, ESELCO sold thirty-six shares of ESELCO Common Stock, par value of $.01 per share, to an existing shareholder of ESELCO in a private placement pursuant to Section 4(2) of the Securities Act of 1933 and/or Regulation D thereunder. The Common Stock was sold directly by ESELCO without the use of an underwriter or placement agent. The aggregate offering price of the Common Stock was $1,373.92.

     Item 4.   Submission of Matters to a Vote of Security Holders.

          At ESELCO's Annual Meeting of Stockholders held on May 6, 1997 the Board of Directors' nominees listed below were elected as directors, each for a term expiring in 2000, by the indicated votes and percentages cast for and withheld with respect to each nominee. There was no solicitation in opposition to the nominees proposed in the proxy statement and there were no abstentions or broker non-votes with respect to the election of directors.

     ---------------------------------------------------------------------
     ---------------------------------------------------------------------
         Name of Nominee             For                Withheld
     ---------------------------------------------------------------------
        William R. Gregory      1,259,540  (81%)       10,885  (1%)
     ---------------------------------------------------------------------
        James S. Clinton        1,195,403  (77%)       10,885  (1%)
     ---------------------------------------------------------------------
     ---------------------------------------------------------------------


          An Amendment to ESELCO's Articles of Incorporation to increase the number of authorized common shares from 3,000,000 to 9,840,000 shares was approved by the Shareholders by a vote of 1,046,709 shares FOR and 213,589 shares AGAINST such approval. There were 36,096 abstentions and no broker non-votes with respect to such matter.

          Of the 1,547,345 shares of common stock outstanding and entitled to vote on the record date of March 20, 1997, 84% of the shares were represented at the meeting.

          Further information regarding these matters, including the name of each other director whose term of office as a director continued after the meeting and will expire in 1998 and 1999 is contained in ESELCO's Proxy Statement dated March 31, 1997 with respect to the Annual Meeting of Stockholders held on May 6, 1997.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  List of Exhibits.


                                                                               Filed
Exhibit                                                                ----------------------
  No.             Description of Exhibit                             Herewith     By Reference
-------        --------------------------------------------          --------     ------------
  (2)          Amended and Restated Agreement and Plan of
               Reorganization by and among Wisconsin Energy
               Corporation and ESELCO, Inc. and ESL Acquisition,         *
               Inc., dated as of May 13, 1997, as amended and
               restated as of July 11, 1997


  (3)          (a)  Articles of Incorporation as filed on
                    January 6, 1989                                      *
               (b)  Amendment to Articles of Incorporation as
                    filed on August 7, 1997                              *

               (c)  Bylaws                                               *

  (4)               Instruments defining the rights of
                    security holders, including indentures:

               (a)  Mortgage and Deed of Trust as of March 1,
                    1952. (1)                                                          *
               (b)  Supplemental Indenture dated as of
                    February 1, 1957. (1)                                              *
               (c)  Second Supplemental Indenture dated as of
                    January 1, 1964. (1)                                               *
               (d)  Third Supplemental Indenture dated as of
                    February 1, 1968. (1)                                              *
               (e)  Fourth Supplemental Indenture dated as of
                    September 15, 1975. (1)                                            *
               (f)  Fifth Supplemental Indenture dated as of
                    October 1, 1986. (2)                                               *
               (g)  Sixth Supplemental Indenture dated as of
                    April 1, 1989. (4)                                                 *
               (h)  Seventh Supplemental Indenture dated as of
                    February 15, 1992. (5)                                             *
               (i)  Debenture Indenture dated as of August 1,
                    1973. (1)                                                          *
               (j)  Form of Long-Term Energy Thrift Note. (3)                          *

 (10)          (a)  Form of Executive Severance Agreement                *
               (b)  1996 ESELCO, Inc. Restricted Stock Bonus Plan        *
               (c)  ESELCO, Inc. Director's Retirement Plan, as
                    amended January 1, 1995                              *

               (d)  Edison Sault Electric Company Director's Fee
                    Deferral Plan, October 1, 1989                       *

               (e)  Edison Sault Electric Company ESELCO Director's
                    Fee Deferral Plan, January 1, 1986                   *

               (f)  Supplemental Executive Retirement Plan of
                    Edison Sault Electric Company, as amended as
                    of August 17, 1995                                   *

 (27)          Financial Data Schedule                                   *


Key to Exhibits Incorporated by Reference:

    1       Filed with the Company's Registration Statement, Form S-16,
             No. 2-67191, filed  April 2, 1980.
    2       Filed with the Company's Form 10-K for 1986, dated March 30, 1987,
             File No. 0-1158.
    3       Filed with the Company's Registration Statement, Amendment No. 2 to
             Form S-3, No. 2-67191, filed February 16, 1988.
    4       Filed with the Company's Form 10-Q for June 30, 1989, dated
             August 11, 1989, File No. 0-17736.
    5       Filed with the Company's Form 10-Q for March 31, 1992, dated May 13,
             1992, File No. 0-17736.

  Item 6. (b) Reports on Form 8-K

               The following reports on Form 8-K were filed during the three months ended June 30, 1997.

           Item Reported      Financial Statements Filed      Date of Report
           -------------      --------------------------      --------------
          5.  Other Events               No                    May 13, 1997


                                        SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ESELCO, INC.
                                        (Registrant)

                                        /s/ William R. Gregory
Date August 11, 1997                    ----------------------------------------
                                        WILLIAM R. GREGORY
                                        Its President


                                        /s/ David R. Hubbard
Date August 11, 1997                    ----------------------------------------
                                        DAVID R. HUBBARD
                                        Its Vice President-Finance