Form 10-Q
period 1997-09-30
ESELCO INC
filed 1997-11-12
CIK 828941

                                  FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997
                                        ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________



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
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                   -----   -----

          1,593,180 shares of Common Stock, par value $.01 per share, outstanding as of September 30, 1997

                                  ESELCO, INC.

                         NOTES TO FINANCIAL STATEMENTS


(1) These consolidated financial statements include the accounts of ESELCO, Inc. (ESELCO) and its wholly owned subsidiaries, Edison Sault Electric Company (Edison Sault), ESEG, Inc. and Northern Tree Service, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements as of September 30, 1997 and 1996 included herein, which are unaudited, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented. Sales of electricity by Edison Sault, ESELCO's major subsidiary, are affected to some degree by variations in weather conditions, and results of operations for interim periods are not necessarily indicative of results to be expected for the entire year.

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

(2) On October 6, 1997, the Board of Directors of ESELCO declared a quarterly dividend on the common stock of 28 cents per share, payable November 14, 1997 to stockholders of record at the close of business November 3, 1997. The accompanying financial statements for the period ending September 30, 1997 do not reflect this declared dividend.

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

     Legal counsel for Edison Sault believes that the Attorney General's appeal is without merit and that Edison Sault will prevail. A decision in this case is not expected until early to mid 1998. Edison Sault implemented the price cap order on January 1, 1996.

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

(5) On May 14, 1997 ESELCO, Inc. and Wisconsin Energy Corporation (Wisconsin Energy) announced that they had entered into a definitive agreement regarding the acquisition of ESELCO by Wisconsin Energy. The terms of the definitive agreement were approved by both companies' boards. On October 7, 1997, at a special meeting of shareholders of ESELCO, ESELCO's shareholders approved the definitive agreement and related transactions.

     Upon completion of the transaction, all outstanding shares of ESELCO common stock would be converted into shares of Wisconsin Energy common stock based on a value of $44.50 for each share of ESELCO common stock in a transaction proposed to be structured as a tax-free reorganization. The total purchase price would be approximately $71.0 million. The exact number of shares of Wisconsin Energy common stock to be issued in the transaction would be determined by dividing $44.50 by the average closing price of Wisconsin Energy common stock for the ten trading days immediately preceding the closing date. Pursuant to the definitive agreement, Wisconsin Energy will be paid a fee of $2.0 million if ESELCO consummates or enters into an agreement with respect to, a business combination with a party unrelated to Wisconsin Energy or ESELCO terminates the definitive agreement to pursue a business combination with a party unrelated to Wisconsin Energy prior to the end of the period specified in the agreement.

     The transaction is contingent upon several conditions, including receipt of all regulatory approvals. There can be no assurance that the conditions will be satisfied or that the transaction will be consummated.

                                      ESELCO, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Operating revenues for the third quarter of 1997 were 3% higher than the corresponding period in 1996, while total kilowatthour sales increased 2%. Commercial sales are up about 5% while industrial sales were up 6% based on increased sales to all of our industrial customers. Residential sales were the same as last year. Sales for resale were 5% lower than last year.

Purchased power expense increased 1% because of increased requirements partially offset by a lower average cost.

Other operating and maintenance expenses increased 6% during the third quarter of 1997 due to an increase in payroll and associated employee benefits costs as well as the ten year write-off of costs associated with the Manistique Harbor EPA Project.

Depreciation and amortization expenses increased 8% due to the Edison Sault's ongoing construction program.

Interest expense increased 2%, primarily due to an increase in borrowing which included a term loan to cover the payment to the U.S. EPA in connection with the Manistique Harbor EPA Project.

Based on the above changes, net income available for common stock increased 2% from last year.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Operating revenues for 1997 were 3% higher than last year, while total kilowatthour sales increased 1%. Residential and commercial sales are up only slightly from last year reflecting warmer weather in 1997. Industrial sales were up 4% based on increased sales to three of our four industrial customers. Resale sales are down slightly, however, revenue is higher due to the pass through of cost from the new Consumers Energy purchased power contract.

Purchased power expense decreased 3% due to a lower average purchased power cost realized through the new power sales agreement with Consumers Energy. Included in purchased power expenses is an accrued net credit of $520,000 which reflects anticipated reductions in transmission costs resulting from negotiations with Consumers Energy. A final settlement of this issue is expected before year end.

Other operating and maintenance expenses increased 8% during 1997 due to an increase in payroll and associated employee benefits costs as well as the ten year write-off of costs associated with the Manistique Harbor EPA Project.

Income taxes increased $159,900 due to the increase in taxable income.

Interest expense increased 10%, primarily due to an increase in borrowing which included a term loan to cover the payment to the U.S. EPA in connection with the Manistique Harbor EPA Project.

Based on the above changes, net income available for common stock increased 20% from last year.

TWELVE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Operating revenues during the current twelve month period were 3% higher than a year ago. Total electric sales increased 1% during the current twelve month period. Residential sales were down during the period while commercial and industrial sales increased 1% and 4% respectively. Resale sales were down slightly for the period.

Purchased power expense decreased 2% due to higher cost energy purchases being replaced with lower cost energy from American Electric Power Company and lower average cost energy from Consumers Energy including a credit for anticipated reductions in transmission costs.

Other operating and maintenance expenses were up 9% during the current twelve month period, due to increased payroll and associated employee benefit costs and higher water costs reflecting higher rates and additional water available for generation at Edison Sault's hydro plant. In addition, the current period includes the write off of costs associated with the Manistique Harbor EPA Project.

Depreciation and amortization expenses increased 7% due to Edison Sault's ongoing construction program.

Based on an increase in taxable income, income taxes increased 12% during the period.

Based on the above changes, net income available for common stock increased 17% from the prior twelve month period.

LIQUIDITY AND CAPITAL COMMITMENTS

INVESTING ACTIVITIES ESELCO invested $3,350,000 in property, plant, and equipment in the nine month period ending September 30, 1997. For the same period in 1996, ESELCO invested approximately $3,314,000 in property, plant and equipment.

Investment expenditures during both periods included costs associated with the planned construction of a new 138 KV interconnection with Wisconsin Electric Power Company. This project has a planned completion date of 1999. Edison Sault's projected share of the cost of this project is $9.3 to $13.0 million. Most of these expenditures are expected to be made in late 1997 and 1998.

In December, 1996 ESEG, Inc. (ESEG) signed a purchase agreement with Consumers Power Company for the purchase of a 138 KV submarine circuit across the Straits of Mackinac. Since 1990, Edison Sault has leased these cables at an annual net lease cost of approximately $466,000. ESEG, a wholly-owned subsidiary of ESELCO, has been an inactive subsidiary of ESELCO. ESEG will lease the cables to Edison Sault under an operating lease arrangement. The purchase and lease have been approved by the Federal Energy Regulatory Commission (FERC). The cost of the purchase, which is expected to be consummated in 1997, will be approximately $3.8 million.

CASH PROVIDED BY OPERATING AND FINANCE ACTIVITIES Cash provided by operating activities for the nine month periods ending September 30, 1997, and September 30, 1996, totalled $4,226,000 and $3,531,000, respectively. After payment of dividends, internal sources of funds exceeded the capital requirements of ESELCO for the nine months ending September 30, 1997. Profoma dividends for the nine months ending September 30, 1997, totalled $1,325,000 which represented a 56% payout ratio. For the same period in 1996, dividends totalled $1,218,000 which represented a 61% dividend payout ratio.

During 1996, Edison Sault borrowed $3.2 million under a bank term loan agreement. The proceeds from this loan were used for payment to the U.S. EPA in settlement of the Manistique Harbor Project. In addition, ESEG has arranged bank term loan financing for its planned acquisition of the 138 KV submarine cables described above.


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

At September 30, 1997, the Company had approximately $6.4 million of unused bank line of credit and additional energy thrift notes. These two sources of short-term financing should be sufficient to meet the Company's short-term capital requirements.

ESELCO's shareholders reinvested approximately $207,000 through the dividend reinvestment plan (DRP) in 1997. For the nine month period ending September 30, 1996, the DRP provided $569,000 of capital.

Effective March 24, 1997 the Board of Directors of ESELCO, Inc. declared the suspension of the DRP. The DRP has been suspended pending the potential acquisition of ESELCO, Inc. by Wisconsin Energy Corporation.

At September 30, 1997, the long-term portion of first mortgage bonds totalled $6,170,000 which is a decrease of $1,825,000 from the December 31, 1996 amount. First mortgage bonds are secured by the utility plant of Edison Sault. At December 31, 1996, there was approximately $10.4 million of unutilized bond financing capability resulting from plant additions and bond retirements.

Edison Sault also has authority to issue up to $10 million in long-term energy thrift notes to Michigan residents. At September 30, 1997, the long-term portion of energy thrift notes outstanding was $5,549,000 which is an increase of $194,000 over the December 31, 1996 amount.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

On October 7, 1997, ESELCO Inc. held a special meeting of shareholders for the purpose of asking shareholders to approve an Amended and Restated Agreement and Plan of Reorganization dated as of May 13, 1997, as amended and restated as of July 11, 1997, including the related Plan of Merger (together, the "Reorganization Agreement"), which provides for the merger (the "Merger") of ESL Acquisition Inc. ( Acquisition), a wholly owned subsidiary of Wisconsin Energy Corporation ("Wisconsin Energy"), with and into ESELCO.

This plan was approved by the Shareholders by a vote of 1,220,687 shares FOR and 14,755 shares AGAINST such approval. There were 1,658 abstentions and no broker non-votes with respect to such matter.

Of the 1,593,180 shares of common stock outstanding and entitled to vote on the record date of August 27, 1997, 78% of the shares were represented at the meeting.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  List of Exhibits.

                                                                                   Filed
Exhibit                                                                   ------------------------
  No.                    Description  of  Exhibit                         Herewith    By Reference
-------   -------------------------------------------------------------   --------    ------------
  (2)     Amended and Restated Agreement and Plan of Reorganization
          by and among Wisconsin Energy Corporation and ESELCO,
          Inc. and ESL Acquisition, Inc., dated as of May 13, 1997,
          as amended and restated as of July 11, 1997. (6)                                   *

  (3)     (a) Articles of Incorporation as filed on January 6, 1989. (6)                     *

          (b) Amendment to Articles of Incorporation as filed on
              August 7, 1997. (6)                                                            *

          (c) Bylaws. (6)                                                                    *

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

          (g) Sixth Supplemental Indenture dated as of
              April 1, 1989. (4)                                                             *

          (h) Seventh Supplemental Indenture dated as of
              February 15, 1992. (5)                                                         *

          (i) Debenture Indenture dated as of August 1, 1973. (1)                            *

          (j) Form of Long-Term Energy Thrift Note. (3)                                      *

 (10)     (a) Form of Executive Severance Agreement. (6)                                     *

          (b) 1996 ESELCO, Inc. Restricted Stock Bonus Plan. (6)                             *

          (c) ESELCO, Inc. Director's Retirement Plan, as amended
              January 1, 1995. (6)                                                           *

          (d) Edison Sault Electric Company Director's Fee Deferral Plan,
              October 1, 1989. (6)                                                           *

          (e) Edison Sault Electric Company ESELCO Director's Fee
              Deferral Plan, January 1, 1986. (6)                                            *

          (f) Supplemental Executive Retirement Plan of Edison Sault
              Electric Company, as amended as of August 17, 1995. (6)                        *

 (27)     Financial Data Schedule                                           *

Key to Exhibits Incorporated by Reference:

    (1) Filed with the Company's Registration Statement, Form S-16,
        No. 2-67191, filed April 2, 1980.
    (2) Filed with the Company's Form 10-K for 1986, dated March 30, 1987, File No. 0-1158.
    (3) Filed with the Company's Registration Statement, Amendment No. 2 to Form S-3, No. 2-67191, filed February 16, 1988.
    (4) Filed with the Company's Form 10-Q for June 30, 1989, dated
        August 11, 1989, File No. 0-17736.
    (5) Filed with the Company's Form 10-Q for March 31, 1992, dated
        May 13, 1992, File No. 0-17736.
    (6) Filed with the Company's Form 10-Q for June 30, 1997, dated
        August 11, 1997, File No. 0-17736.


Item 6. (b) Reports on Form 8-K

     The following reports on Form 8-K were filed during the three months ended September 30, 1997.

          None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ESELCO, INC.
                                         (Registrant)

Date November 12, 1997                     /s/ William R. Gregory

                                         WILLIAM R. GREGORY
                                         Its President


Date November 12, 1997                     /s/ David R. Hubbard

                                         DAVID R. HUBBARD
                                         Its Vice President-Finance

PART I. - FINANCIAL INFORMATION
     ITEM 1. - FINANCIAL STATEMENTS

                               E S E L C O, INC.
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                 September 30,   December 31,
                                                    1 9 9 7        1 9 9 6
                                                  -----------    -----------
ASSETS:
  ELECTRIC PLANT, at original cost                $74,890,260    $71,802,321
    Less - Accumulated depreciation                31,629,436     29,671,038
                                                  -----------    -----------
                                                  $43,260,824    $42,131,283
    Asset acquired under capital lease              2,795,821      2,851,622
                                                  -----------    -----------
                                                  $46,056,645    $44,982,905
                                                  -----------    -----------
  CURRENT ASSETS:
    Cash                                          $   118,055    $   293,883
    Accounts receivable, less reserve of $26,203
      and $32,000 respectively                      3,709,612      2,999,783
    Unbilled revenue                                1,576,226      1,693,826
    Materials and supplies, at average cost         1,158,311      1,148,046
    Prepayments                                     1,160,498      1,966,932
                                                  -----------    -----------
                                                  $ 7,722,702    $ 8,102,470
                                                  -----------    -----------
  OTHER ASSETS:
    Debt expense, being amortized                 $    23,572    $    28,972
    Regulatory asset                                3,246,481      3,510,181
    Other                                           1,255,269        531,193
                                                  -----------    -----------
                                                  $ 4,525,322    $ 4,070,346
                                                  -----------    -----------
                                                  $58,304,669    $57,155,721
                                                  -----------    -----------
                                                  -----------    -----------
STOCKHOLDERS' INVESTMENT AND LIABILITIES:
  CAPITALIZATION (See Statement):
    Common equity                                 $22,343,982    $20,234,722
    Preferred stock                                         0              0
    Long-term debt (less current portion)          14,817,450     16,898,187
                                                  -----------    -----------
                                                  $37,161,432    $37,132,909
                                                  -----------    -----------
  OTHER NONCURRENT LIABILITIES:
    Obligation under capital lease                $ 2,711,874    $ 2,775,905
                                                  -----------    -----------
  CURRENT LIABILITIES:
    Notes payable                                 $ 2,179,000    $ 1,119,000
    Current portion of long-term debt               3,157,516      2,877,323
    Current portion of lease obligation                83,947         75,717
    Accounts payable                                3,012,184      2,143,082
    Dividends declared                                      0        415,960
    Accrued taxes                                     880,283      1,754,101
    Current deferred income taxes                      59,555         66,755
    Accrued interest                                  395,665        166,215
    Other                                             145,862        270,116
                                                  -----------    -----------
                                                  $ 9,914,012    $ 8,888,269
                                                  -----------    -----------
  DEFERRED CREDITS:
    Deferred income taxes                         $ 4,247,356    $ 4,454,626
    Net regulatory liability                        1,202,526      1,193,526
    Unamortized investment tax credit                 822,781        873,181
    Other                                           2,244,688      1,837,305
                                                  -----------    -----------
                                                  $ 8,517,351    $ 8,358,638
                                                  -----------    -----------
                                                  $58,304,669    $57,155,721
                                                  -----------    -----------
                                                  -----------    -----------

                E S E L C O, INC.

      CONSOLIDATED STATEMENT OF CAPITALIZATION

                                                                                   September 30,        December 31,
                                                                                      1 9 9 7             1 9 9 6
                                                                                 ----------------    ----------------
                                                                                   AMOUNT      %       AMOUNT      %
                                                                                 ----------   ---    ----------   ---
COMMON EQUITY:
  COMMON STOCK, par value $.01 per share

                                                         1997         1996
                                                      ---------    ---------
      Authorized shares                               9,840,000    3,000,000
                                                      ---------    ---------
                                                      ---------    ---------
      Outstanding shares                              1,593,180    1,540,592    $    15,932         $    15,406
                                                      ---------    ---------
                                                      ---------    ---------
  Capital surplus                                                                19,256,710          17,331,579

  Retained earnings                                                               3,971,719           4,204,585

  Unearned compensation - ESOP and
    Restricted Stock Bonus Plan                                                    (900,379)         (1,316,848)
                                                                                -----------         -----------
                                                                                $22,343,982   60%   $20,234,722   54%
                                                                                -----------         -----------


PREFERRED STOCK, value $.01 per share,
  authorized 160,000 shares                                                     $         0    0%   $         0    0%
                                                                                -----------         -----------

LONG-TERM DEBT of Subsidiaries (less current portion)
  First Mortgage Bonds:
    Series D,  7.00%, due 1998                                                  $         0         $   855,000
    Series F, 10.31%, due 2001                                                      900,000           1,200,000
    Series G, 10.25%, due 2009                                                    4,070,000           4,440,000
    Series H,  7.90%, due 2002                                                    1,200,000           1,500,000

  Energy Thrift Notes, 5.8%-10%, due 1998-2007                                    5,549,000           5,355,000

  Equipment Loan, Floating Rate, due 1998                                           104,797             147,786

  ESOP Loans of the Corporation,
    floating rate, due 2000-2001                                                    179,998             421,110

  Term Loan, floating rate, due 1999                                              2,813,655           2,979,291
                                                                                -----------         -----------
                                                                                $14,817,450   40%   $16,898,187   46%
                                                                                -----------  ---    -----------  ---

      TOTAL CAPITALIZATION                                                      $37,161,432  100%   $37,132,909  100%
                                                                                -----------  ---    -----------  ---
                                                                                -----------  ---    -----------  ---

                               E S E L C O, INC.

                       CONSOLIDATED STATEMENT OF INCOME

                                                 The Three Months               The Nine Months             The Twelve Months
                                                Ended September 30,           Ended September 30,          Ended September 30,
                                             -------------------------    --------------------------    --------------------------
                                                1997           1996           1997           1996           1997          1996
                                             ----------     ----------    -----------    -----------    -----------    -----------
OPERATING REVENUES                           $9,302,926     $9,045,070    $28,648,048    $27,770,257    $38,377,722    $37,149,373
                                             ----------     ----------    -----------    -----------    -----------    -----------
OPERATING EXPENSES:
  Operation - Purchased power                $4,384,322     $4,326,233    $13,629,019    $13,994,190    $18,485,864    $18,845,612
            - Other                           1,759,282      1,594,720      5,528,047      4,904,080      7,367,240      6,503,301
  Maintenance                                   513,720        544,151      1,577,557      1,693,327      2,026,389      2,101,531
  Depreciation and amortization                 700,259        645,193      2,100,697      1,961,019      2,754,073      2,569,738
  Property and other taxes                      404,712        405,770      1,209,778      1,172,006      1,594,123      1,581,677
  Income taxes                                  343,300        344,400      1,029,700        869,800      1,407,096      1,255,784
                                             ----------     ----------    -----------    -----------    -----------    -----------
    Total operating expenses                 $8,105,595     $7,860,467    $25,074,798    $24,594,422    $33,634,785    $32,857,643
                                             ----------     ----------    -----------    -----------    -----------    -----------

    Net operating income                     $1,197,331     $1,184,603    $ 3,573,250     $3,175,835     $4,742,937     $4,291,730
                                             ----------     ----------    -----------    -----------    -----------    -----------
OTHER INCOME (DEDUCTIONS), NET                 ($36,267)       ($8,452)      ($67,228)      ($55,174)      ($59,648)      ($41,328)
                                             ----------     ----------    -----------    -----------    -----------    -----------
ALLOWANCE FOR FUNDS USED
  DURING CONSTRUCTION                           $39,900             $0       $119,700             $0       $119,700             $0
                                             ----------     ----------    -----------    -----------    -----------    -----------
INTEREST CHARGES:
  Interest on long-term debt                 $  387,014     $  347,092    $ 1,171,067    $ 1,012,290    $ 1,526,164    $ 1,347,949
  Other interest                                 18,410         49,597         67,409        112,911         86,954        173,417
                                             ----------     ----------    -----------    -----------    -----------    -----------
    Total interest charges                   $  405,424     $  396,689    $ 1,238,476    $ 1,125,201    $ 1,613,118    $ 1,521,366
                                             ----------     ----------    -----------    -----------    -----------    -----------

NET INCOME AVAILABLE FOR COMMON
  STOCK                                      $  795,540     $  779,462    $ 2,387,246    $ 1,995,460    $ 3,189,871    $ 2,729,036
                                             ----------     ----------    -----------    -----------    -----------    -----------
                                             ----------     ----------    -----------    -----------    -----------    -----------

EARNINGS PER AVERAGE SHARE OF
  COMMON STOCK                                    $0.50          $0.50          $1.50          $1.29          $2.01          $1.77
                                                  -----          -----          -----          -----          -----          -----
                                                  -----          -----          -----          -----          -----          -----

CASH DIVIDENDS DECLARED PER
  SHARE OF COMMON STOCK                           $0.28          $0.26          $0.83          $0.78          $1.09          $1.02
                                                  -----          -----          -----          -----          -----          -----
                                                  -----          -----          -----          -----          -----          -----

AVERAGE COMMON SHARES OUTSTANDING             1,593,180      1,569,635      1,591,829      1,548,406      1,589,706      1,542,472
                                             ----------     ----------    -----------    -----------    -----------    -----------
                                             ----------     ----------    -----------    -----------    -----------    -----------

                                E S E L C O, INC.

                       CONSOLIDATED STATEMENT OF CASH FLOW
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                   1997           1996
                                                                ----------     ----------
NET CASH FLOWS FROM (USED BY):
OPERATING ACTIVITIES:
  Net income                                                    $2,387,246     $1,995,460
  Noncash expenses, revenue, losses and gains
    included in income
      Depreciation and amortization                              2,149,812      2,031,084
      Deferred taxes and charge equivalent to
        investment tax credit, net of amortization                (255,870)       741,582
      Net decrease (increase) in receivables and
        unbilled revenue                                          (592,229)       253,681
      Net decrease (increase) in materials and
        supplies and prepayments                                   796,169        517,893
      Net increase (decrease) in accounts payable,
        accrued taxes, and other current liabilities              (128,970)    (2,154,662)
      Increase (decrease) in interest accrued
        but not paid                                               229,450        158,108
      Other                                                       (359,505)       (12,476)
                                                                ----------     ----------
        Net cash from operating activities                      $4,226,103     $3,530,670
                                                                ----------     ----------

INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                 ($3,349,799)   ($3,314,233)
  Proceeds from disposals of property, plant
    and equipment                                                   75,846         23,212
                                                                ----------     ----------
        Net cash used by investing activities                  ($3,273,953)   ($3,291,021)
                                                                ----------     ----------

FINANCING ACTIVITIES:
  Proceeds of short-term debt                                   $7,546,500     $9,131,500
  Payments to settle short-term debt                            (6,486,500)    (9,818,000)
  Issuance of long-term debt (net)                                 910,000      2,123,000
  Payments on long-term debt                                    (2,425,475)    (1,216,153)
  Proceeds from sale of common stock                               206,844        569,084
  Dividends paid                                                  (879,347)    (1,217,881)
                                                                ----------     ----------
        Net cash used by financing activities                  ($1,127,978)     ($428,450)
                                                                ----------     ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             ($175,828)     ($188,801)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR             293,883        302,845
                                                                ----------     ----------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD              $  118,055     $  114,044
                                                                ----------     ----------
                                                                ----------     ----------
  INTEREST PAID                                                 $1,111,513     $1,030,118
                                                                ----------     ----------
                                                                ----------     ----------
  INCOME TAXES PAID                                             $  730,000     $  645,000
                                                                ----------     ----------
                                                                ----------     ----------