Form 10-K405
period 1997-12-31
ESELCO INC
filed 1998-03-31
CIK 828941

                                  FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

                                     OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------    --------

Commission File Number 0-17736        Name of Registrant ESELCO, INC.

       MICHIGAN                                 38-2785176
---------------------                     ---------------------
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

Securities registered pursuant to Section 12(g) of the Act: Common Stock -
                                                            $.01 Par Value
                                                            --------------
                                                            Title of Class

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes  X   No
                                                                   ---    ---

         Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorportated by reference in Part III of this Form 10-K or any amendment to this From 10-K [ X ]

         The aggregate market value of voting stock (being Common Stock, $.01 Par Value) held by non-affiliates, is computed at $65,917,823 based on 1,593,180 shares held by non-affiliates and the average of the bid and ask prices for such stock of $40.75 and $42.00, respectively, on March 20, 1998.

         Number of shares outstanding of each of the Registrant's classes of Common Stock, as of the date of this report: 1,593,180 shares of Common Stock, $.01 Par Value.

         Documents incorporated by reference - none.

                                     PART I

ITEM 1. BUSINESS

Cautionary Factors

         When used in this document, "anticipate,"believe," "estimate," "expect," "objective," "project," and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties, and assumptions which could cause actual results to differ materially from those that are described, including the items described in Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - "CAUTIONARY FACTORS."

General

         The Registrant ESELCO, Inc. is a non-operating holding company which has three subsidiaries, Edison Sault Electric Company (Company); Northern Tree Service, Inc. (NTS); and ESEG, Inc. (ESEG).

         NTS was founded in May 1990 to provide tree trimming services to both the Company and to outside parties. Edison Sault Electric Company is the principal operating subsidiary of ESELCO and accounts for the vast majority of ESELCO's total assets, revenue, and income. Therefore, the following discussion and analysis deals primarily with the operations of Edison Sault Electric Company.

         ESEG began operations in December of 1997 when it purchased a 138 KV submarine circuit from Consumers Energy Company. ESEG leases this circuit to Edison Sault Electric Company under a FERC approved operating lease.

         The Company is a public utility engaged in the generation, purchase, transmission, distribution, and sale of electric energy in the Eastern Upper Peninsula of Michigan.

         The Company is a Michigan corporation organized in 1891. Its address is 725 East Portage Avenue, Sault Ste. Marie, Michigan 49783.

         The Company supplies electricity in the Eastern Upper Peninsula of Michigan. This area includes the cities of Sault Ste. Marie, Manistique, St. Ignace, and Mackinac Island. On December 31, 1988, the Company acquired approximately 1,900 customers from Wisconsin Electric Power Company. This acquisition increased its service territory to over 2,000 square miles with a population of approximately 55,000 people.

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

         Government facilities in the Company service area are the U.S. Coast Guard area headquarters located in Sault Ste. Marie and a base in St. Ignace; the U.S. Corps of Engineers, Soo Locks complex on the St. Marys River; and the U.S. Immigration and Custom Services located at the International Bridge Plaza in Sault Ste. Marie. The State of Michigan maintains correctional facilities at Kinross and Manistique and Lake Superior State University, a four year university in Sault Ste. Marie.

         Recreation and tourism are important factors in the economy of the Company's service area. Lake Superior borders on the north of the Eastern Upper Peninsula of Michigan, with the St. Marys River on the east and Lake Huron and Lake Michigan on the south. In addition, there are a number of inland lakes and rivers that provide extensive recreation areas along with national, state, and private parks and campgrounds serving the public. The recreation business is a year around activity, with winter sports from skiing to snowmobiling, spring fishing, summer water activities, and the fall colors and hunting. The famous resort center, Mackinac Island, located in the Straits of Mackinac, is served by submarine cable from the Company's St. Ignace Division.

Competition

         The Company's electric business is substantially free from direct competition from other electric utilities or commissions, but has competition from other forms of energy, such as natural gas, coal, wood, oil, and other energy sources.

Employees

         The Company had 88 full-time employees as of December 31, 1997. Employees, other than officers, supervisors, and non-union clerical staff, are represented by the United States Steel Workers of America, Local 13547. The Company and Union signed a three-year contract in September, 1995. Management considers its relations with its employees to be satisfactory. The Company has reduced full-time employment from 115 in 1980 to the present 88. The Company has no full-time professional employees engaged in research and development activities.

Regulation

         The Company is subject to the jurisdiction of the Michigan Public Service Commission (MPSC) with respect to rates, standards of service, accounting, and other matters. The Company is also subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC) under the Federal Power Act with respect to rates, service, interconnections, accounting, and other matters in connection with its purchases and sales of electricity for resale. The MPSC has jurisdiction over the issuance of long-term securities and the FERC has jurisdiction over short-term securities.

Rates

         Approximately 86% of the Company's revenues for 1997 were from retail sales of electricity and 14% from sales of electricity for resale and other miscellaneous revenue.

         The last electric rate increase, effective November 17, 1982, was authorized on November 16, 1982, by the MPSC in Case No. U-7235. This MPSC Order granted a return on rate base of 9.30% which included a return on common equity of 14%.

         Under Michigan law, the Company (until 1996) filed an annual power supply cost recovery plan to recover anticipated fuel and purchased power costs for the following year. In addition to allowing the Company to recover its power costs, this law provides for a return of over-collection or a surcharge for under-collection of power costs at the close of the year, both with interest.

         On September 21, 1995, the MPSC approved the Company's application for authority to implement price cap regulation. The Company implemented the price cap order on January 1, 1996. For a description of the MPSC's approval and the ensuing litigation, see Item 3(a) below ("Legal Proceedings,") which description is incorporated herein by reference.

         The MPSC, in Case No. U-10662, prescribed depreciation rates to be used by the Company to determine its annual accrual for depreciation. The order in this case was issued November 10, 1994, effective for a period of five years beginning January 1, 1995, and continuing through December 31, 1999.

         The Company has FERC approved wholesale contracts for resale of electric energy with Cloverland Electric Cooperative, Inc.

         On October 31, 1997, Edison Sault Electric Company ("Edison Sault") received authorization from the Federal Energy Regulatory Commission ("FERC") to issue: (i) not more than $10 million of unsecured short-term notes during the period of January 1, 1998 through December 1999, with a final maturity date of not later than December 31, 2000, and (ii) not more than $4 million of unsecured debt under a loan agreement, with a final maturity date not later than December 31, 1999. Proceeds of the short-term notes are and will be used for regular and recurring costs of additions to and extensions of Edison Sault's utility plant on an interim basis as well as general construction projects. The interest rates on the short-term notes vary based on the terms of the individual notes and the economic market at the time the notes are issued. Proceeds of the $4 million in unsecured debt will be used for contribution to an environmental remediation project in Manistique, Michigan. The rate of interest on the $4 million unsecured debt is a variable rate determined by the New York Consensus Prime.

         On December 29, 1997, ESEG, Inc. received authorization from FERC to issue a promissory note in the principal amount of up to $4 million with a maturity date of not later than five years from the date of issuance of the note. The proceeds of this financing will be used for the purchase of certain public facilities located along the Straits of Mackinac, including single phase submarine cables along with additional cables, terminus structures and associated equipment. It is anticipated that the $4 million will be borrowed at a fixed rate of either New York Consensus Prime or 9.25% and will be amortized over 20 years. It is also anticipated that a first lien will be granted to the lender covering two submarine cables and all assets, plus the assignment of the lease with Edison Sault.

Seasonal

         The business of the Company is seasonal due to shorter daylight hours and colder temperatures in the winter resulting in greater overall electric consumption during that time.

Environmental

         See Note I of the Notes to Financial Statements in Item 14, Part (a) 1, herein. Edison Sault filed an action on February 4, 1997, in the Circuit Court for the County of Schoolcraft, Michigan, against certain insurance carriers to recover unreimbursed defense costs and expenses associated with defending this matter of approximately $350,000 and indemnification for its costs of approximately $3.2 million in settling the matter with the U.S. EPA and obtaining a release of the property damage claims asserted by the U.S. EPA. The certainty and magnitude of any insurance recovery is unknown at this time. On April 28, 1997, Michigan Mutual Insurance Company filed a counterclaim for approximately $1.7 million for previously paid defense costs. Legal counsel for Edison Sault believes, based on the information currently available, that the counterclaims lacks merit.

Franchises - Service Area

         The Company has 24 township and village franchises in the counties of Chippewa, Delta, Mackinac, and Schoolcraft, all in the State of Michigan. The Company has franchises with the following cities in the service area, as listed below, with their expiration date for electric service.



   Franchise                   Type of Service        Expiration Date
   ---------------             ---------------        ---------------
   Manistique                  Electric               June 9, 2008
   Mackinac Island             Electric               January 1, 2019
   St. Ignace                  Electric               April 20, 2001


         The Company operates under a perpetual franchise in the City of Sault Ste. Marie by virtue of Act. No. 264, Public Acts of Michigan, 1905.

         The Company's distribution system and services are, for the most part, located on or under public streets, alleys, avenues, highways, and other public places, or on private property not owned by the Company, with the permission or consent, except to an inconsequential extent, of the individual owners. The Company's distribution system located on or under public streets and other public places were all installed under valid franchises granted by appropriate local authorities.

Sources and Availability of Raw Materials

         Please see Item 2 below - "Properties."

ITEM 2. PROPERTIES

         Registrant's only material asset is the common stock of the Company.

         The Company's major source of power is its hydroelectric generating plant located on the St. Marys River in Sault Ste. Marie, Michigan. In addition, the Company owns and operates a diesel peaking station in its service area.

         Hydro generation is also purchased by the Company under contract from the U.S. Corps of Engineers hydroelectric plant located within the Soo Locks complex in Sault Ste. Marie. This contract, which was modified in 1996, has a tenure to November 1, 2040, and cannot be terminated by the government prior to November 1, 2030.

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

         The Company's electric transmission system extends from Sault Ste. Marie to Manistique, approximately 130 miles to the southwest, and to St. Ignace, approximately 50 miles to the south. Additional transmission lines extend to Cedarville, some 40 miles to the southeast. In total, the Company has 279 miles of transmission line in service as of December 31, 1997. Also, to serve its customers, the Company maintains 792 miles of primary distribution lines. Service is rendered to its customers through approximately 8,600 line transformers and 22,400 meters.

         During 1997, the Company generated 26% of its total electric energy requirements in its own hydro plant and purchased the remaining 74% as shown below:



                                                 Megawatt Hours
                                             Generated and Purchased
                                             -----------------------
Company Generation                                 219,910
Purchases -

    U.S. Corps of Engineers-Hydro                  134,345
    Consumers Power Company                        319,990
    American Electric Power Company                167,934
    Upper Peninsula Power Company                    3,312
    Cloverland Electric Cooperative                      0
                                                   -------
          Total                                    845,491
                                                   -------
                                                   -------

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

         The Company's total average generating capability is 34,600 KW, consisting of the Edison Sault Hydro Plant with 29,800 KW and 4,800 KW from the diesel generating plant. The water for the Company's hydroelectric generating plant is leased under a contract with the U.S. Corps of Engineers with a tenure to December 31, 2050. However, the Secretary of the Army has the right to terminate the contract subsequent to December 2025 by providing at least a five-year termination notice. No such notice can be given prior to December 31, 2020. Starting January 1, 1986, the Company began paying for all water taken at predetermined rates with a minimum annual payment of $100,000 per year. The total flow of water out of Lake Superior, which in effect is the volume of water in the St. Marys River, and is under the direction and control of the International Joint Commission. The International Joint Commission was created by the Boundary Water Treaty of 1909 between the United States of America and Great Britain, now represented by Canada. This Commission has placed limitations on the flow of water from Lake Superior during certain months of 1973, 1977, and from 1981 through 1995. During any limited flow months, it is necessary for the Company to purchase additional power from other electric utilities and increase the use of the Company diesel generation.

         The principal electric plants and properties are held subject to the lien of the Company's Mortgage securing its First Mortgage Bonds.

ITEM 3. LEGAL PROCEEDINGS

         On August 22, 1995, Edison Sault filed an application with the MPSC for authority to implement price cap regulation. In the application the Company proposed that its base rates be capped at present levels, that its existing Power Supply Cost Recovery (PSCR) factor be rolled into base rates, and that its existing PSCR Clause be suspended. The Company published the required notice of opportunity to comment or request a hearing. We received no comments, and on September 21, 1995, the MPSC approved the Company's application subject to the modification that the Company gives thirty days notice rather than two weeks notice for rate decreases. The Company will file an application by October 1, 2000, to address its experience under the price cap mechanism. With the latter modification the price cap authorization represents an experimental regulatory mechanism. The order also allows Edison Sault to file an application seeking an increase in rates only under extraordinary circumstances.

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

         On January 21, 1998, the Michigan Court of Appeals rejected the Attorney General's appeal, affirming the MPSC Order. The Attorney General has asked the Michigan Supreme Court to review the lower court's ruling.

         During 1997, the Company reached a settlement agreement with Consumers Energy Company on several contractual issues related to its purchase of power and transmission service from Consumers. The agreement which has received approval from FERC staff and the FERC Administrative Law Judge is awaiting a FERC final order. Based on the terms of the settlement, Edison Sault recorded a receivable and a corresponding decrease to purchased power expense in the amount of approximately $1.2 million.

         The Company is also currently intervening in the Consumers Energy Open Access Transmission Tariff proceeding before FERC. The ultimate outcome of this proceeding is unknown at this time and, accordingly, the Company has not recorded anything in anticipation of a resolution to this matter.

         Because of the Price Cap Order and other potential changes in the industry, the Company continually reviews the applicability of accounting under SFAS 71. As previously stated, the Price Cap Order is a five-year experimental regulatory mechanism containing language allowing Edison Sault to seek rate relief for costs incurred under extraordinary circumstances. Based on a current evaluation of the factors affecting the applicability of SFAS 71, the Company has determined that it is currently appropriate to continue accounting according to SFAS 71.

         In the event the Company was to stop accounting under SFAS 71, the accounting impact would be an extraordinary after-tax non-cash charge to earnings in an amount represented largely by any unamortized net regulatory assets existing then. The Company's regulatory assets and liabilities are shown in Note B to the Financial Statements.

         (b)  See Part I, Item 1. - Business - Environmental.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 7, 1997, ESELCO, Inc., held a special meeting of shareholders for the purpose of asking shareholders to approve an Amended and Restated Agreement and Plan of Reorganization dated as of May 13, 1997, as amended and restated as of July 11, 1997, including the related Plan of Merger (together, the "Reorganization Agreement"), which provides for the merger (the "Merger") of ESL Acquisition, Inc. (Acquisition), a wholly owned subsidiary of Wisconsin Energy Corporation ("Wisconsin Energy"), with and into ESELCO.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
        AND RELATED SECURITY HOLDER MATTERS

         The stock of ESELCO, Inc. is traded on the NASDAQ stock market and is available through most stock brokers. The stock is named as ESELCO (NASDAQ ticker symbol EDSE) and is listed in the "E" section of the OTC daily stock transactions.

         As of February 1, 1998, based on the number of ESELCO, Inc., stockholder accounts, there were 1,360 registered stockholders.

         Dividends on ESELCO, Inc. common stock are generally payable to shareholders of record on the first business day of February, May, August, and November unless the proposed merger of Wisconsin Energy Corporation and ESELCO, Inc., is consummated on or before any aforementioned dates.


                         DIVIDENDS DECLARED PER SHARE
                         (adjusted for stock dividends)


   Quarter      1st             2nd              3rd              4th
   -------      ---             ---              ---              ---
    1997       $0.27           $0.28            $0.28            $0.28
    1996       $0.26           $0.26            $0.26            $0.26



        The range of high and low bid information as regularly quoted in the automated quotation system of a registered securities association for the periods indicated.


                                 COMMON STOCK
                              HIGH and LOW TRADES
                                  (in dollars)


    Quarter                  1997                           1996
      1st                $39.81-$25.24                  $24.74-$21.68
      2nd                $41.00-$35.00                  $27.91-$24.52
      3rd                $40.75-$38.50                  $25.97-$23.30
      4th                $40.75-$39.13                  $25.24-$23.30


ITEM 6. SELECTED FINANCIAL DATA

        Set forth below is selected financial data from the ESELCO, Inc. and its subsidiaries. The information set forth below should be read in conjunction with ESELCO, Inc.'s financial statements and notes thereto set forth in Items 8 and 14 hereof.


                                                                                for the Year Ended December 31
                                                                                     (Thousands of Dollars)
                                                        1997
                                                     PRO-FORMA
                                                         (1)         1997         1996         1995         1994         1993
OPERATING REVENUES                                    $38,131      $37,511      $37,500      $36,845      $35,260      $33,573
                                                    ---------    ---------    ---------    ---------    ---------    ---------
OPERATING EXPENSES:
   Purchased power                                     18,129       18,129       18,851       19,531       18,279       17,051
   Other operations and maintenance expenses            9,528       12,838        8,886        8,148        8,511        8,506
   Depreciation and amortization                        2,735        2,735        2,614        2,499        2,308        2,171
   Property and other taxes                             1,721        1,707        1,556        1,560        1,470        1,568
   Income taxes                                         1,365          367        1,247        1,117          983          766
                                                    ---------    ---------    ---------    ---------    ---------    ---------
     Total Operating Expenses                          33,478       35,776       33,154       32,855       31,551       30,062
                                                    ---------    ---------    ---------    ---------    ---------    ---------
     Net Operating Income                               4,653        1,735        4,346        3,990        3,709        3,511
OTHER DEDUCTIONS - NET                                  1,640        1,640        1,548        1,625        1,509        1,513
                                                    ---------    ---------    ---------    ---------    ---------    ---------
NET INCOME AVAILABLE FOR COMMON STOCK                  $3,013          $95       $2,798       $2,365       $2,200       $1,998
                                                    ---------    ---------    ---------    ---------    ---------    ---------
                                                    ---------    ---------    ---------    ---------    ---------    ---------

COMMON STOCK: (2)

   Average Shares Outstanding                       1,592,141    1,592,141    1,556,742    1,514,947    1,492,683    1,464,225
                                                    ---------    ---------    ---------    ---------    ---------    ---------
                                                    ---------    ---------    ---------    ---------    ---------    ---------
   Earnings Per Share                                   $1.89        $0.06        $1.80        $1.56        $1.47        $1.36
                                                    ---------    ---------    ---------    ---------    ---------    ---------
                                                    ---------    ---------    ---------    ---------    ---------    ---------
   Year End Shares Outstanding                      1,593,180    1,593,180    1,586,427    1,526,939    1,503,163    1,480,665
                                                    ---------    ---------    ---------    ---------    ---------    ---------
                                                    ---------    ---------    ---------    ---------    ---------    ---------
   Book Value of Common Stock                          $13.92       $12.09       $12.76       $12.03       $11.36       $10.45
                                                    ---------    ---------    ---------    ---------    ---------    ---------
                                                    ---------    ---------    ---------    ---------    ---------    ---------
ANNUAL DIVIDENDS DECLARED PER SHARE (2)                 $1.11        $1.11        $1.04        $0.97        $0.91        $0.88
                                                    ---------    ---------    ---------    ---------    ---------    ---------
                                                    ---------    ---------    ---------    ---------    ---------    ---------
SELECTED BALANCE SHEET DATA:
   Net Utility Plant                                  $47,407      $47,407      $44,983      $43,481      $42,692      $40,828
                                                    ---------    ---------    ---------    ---------    ---------    ---------
                                                    ---------    ---------    ---------    ---------    ---------    ---------
   Total Assets                                       $61,530      $59,929      $57,156      $55,322      $51,070      $47,900
                                                    ---------    ---------    ---------    ---------    ---------    ---------
                                                    ---------    ---------    ---------    ---------    ---------    ---------
   Capitalization:

     Common Equity                                    $22,175      $19,257      $20,235      $18,364      $17,071      $15,470
     Long-Term Debt (Less Current Maturities)          17,378       17,378       16,898       13,936       12,566       13,607
                                                    ---------    ---------    ---------    ---------    ---------    ---------
       Total                                          $39,553      $36,635      $37,133      $32,300      $29,637      $29,077
                                                    ---------    ---------    ---------    ---------    ---------    ---------
                                                    ---------    ---------    ---------    ---------    ---------    ---------
   Long-Term Deferred Tax Credits                      $4,140       $4,049       $5,328       $4,140       $4,021       $3,847
                                                    ---------    ---------    ---------    ---------    ---------    ---------
                                                    ---------    ---------    ---------    ---------    ---------    ---------
   Notes Payable                                       $3,652       $3,864       $1,119       $3,652       $4,495       $3,475
                                                    ---------    ---------    ---------    ---------    ---------    ---------
                                                    ---------    ---------    ---------    ---------    ---------    ---------
   Capitalization Percentages:
     Common Equity                                        56%          53%          54%          57%          58%          53%
     Long-Term Debt (Less Current Maturities)             44%          47%          46%          43%          42%          47%
                                                    ---------    ---------    ---------    ---------    ---------    ---------
       Total                                             100%         100%         100%         100%         100%         100%
                                                    ---------    ---------    ---------    ---------    ---------    ---------
                                                    ---------    ---------    ---------    ---------    ---------    ---------
RETURN ON AVERAGE COMMON EQUITY                         14.2%         0.5%        14.5%        13.3%        13.5%        13.6%
                                                    ---------    ---------    ---------    ---------    ---------    ---------
                                                    ---------    ---------    ---------    ---------    ---------    ---------
RETURN ON YEAR-END COMMON EQUITY                        13.6%         0.5%        13.8%        12.9%        12.9%        12.9%
                                                    ---------    ---------    ---------    ---------    ---------    ---------
                                                    ---------    ---------    ---------    ---------    ---------    ---------

(1) Results prior to the early retirement and merger related costs and unbilled revenue adjustment.

(2) Retroactively adjusted for stock dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        When used in this document, "anticipate," "believe," "estimate," "expect," "objective," "project," and similar expressions are intended to identify forward-looking statements. Forward-looking statements are subject to certain risks, uncertainties, and assumptions which could cause actual results to differ materially from those that are described, including the items described in Item 7.

Corporate Structure

        ESELCO, Inc. (ESELCO), is the parent holding company of Edison Sault Electric Company (Edison Sault); ESEG, Inc. (ESEG); and Northern Tree Service, Inc. (NTS). Edison Sault (Company) is engaged in the generation, purchase, transmission, and sale of electric energy. NTS, its tree trimming subsidiary, began operation in May of 1990. ESEG began operations in December of 1997 when it purchased a 138 KV submarine circuit from Consumers Energy Company. ESEG leases this circuit to Edison Sault Electric Company under a FERC approved operating lease. Edison Sault is the principal operating subsidiary of ESELCO and accounts for the major share of ESELCO's total assets, revenues, and income. Therefore, the following discussion and analysis deal primarily with the operations of Edison Sault Electric Company.

Merger

        On May 13, 1997, ESELCO and Wisconsin Energy Corporation (WEC) entered into an Agreement and Plan of Reorganization. The Agreement provides for a merger of ESELCO and WEC.

        The transaction is intended to be a tax-free exchange of shares and will be accounted for as a pooling of interests. On October 7, 1997, stockholders of ESELCO voted to approve the transaction.

        The merger is subject to the approval of various federal regulatory agencies, including the Federal Energy Regulatory Commission (FERC). ESELCO and WEC filed a merger application with FERC on October 22, 1997. ESELCO is unable to predict with certainty when FERC will rule on the transaction, but is hopeful that a ruling will be received in the first half of 1998.

        ESELCO's 1997 earnings reflect merger related costs of $981,000.

Sales, Expenses, and Income

        For the year 1997, total kilowatthour sales decreased 1% and total operating revenues increased 1%. Included in these figures is an adjustment to both KWH sales and revenue which reflects a write-down of the Company's unbilled revenue to an amount which more appropriately estimates this asset in the Company's statement of financial position. The revenue adjustment results in a decease to revenue of $620,000. Excluding the effect of this adjustment, total operating revenues would have increased 2% and KWH sales would have increased by 1%.

        Residential revenues and KWH sales decreased 5% in 1997. Excluding the effects of the unbilled revenue adjustment, revenues and KWH sales would have decreased 1% from 1996 due to warmer temperatures as measured by degree days, which were 7% lower in 1997.

        Commercial revenues and KWH sales were approximately equal to 1996 figures. Excluding the effects of the unbilled revenue adjustment, revenues would have increased 2% while sales would have increased 1% from 1996.

        Industrial sales increased 4% in 1997. Sales to Specialty Minerals, Michigan Limestone, and Manistique Papers increased 11%, 9%, and 6% respectively. Sales in 1997 to Lakehead Pipe Line, Inc., decreased 5%. Total 1997 revenue from the industrial customers was 3% above 1996.

        During 1996, kwh sales and operating revenues increased 3% and 2%, respectively, over 1995. Sales to the industrial customer class increased 1%, while sales to the commercial and residential customer classes increased 2% during this period. Total revenue increased because of the net increase in sales, partially offset by a rate reduction for one of the industrial customers during 1996.

        Total hydro plant output decreased 1% in 1997 due to lower water supplies. Purchases from other utilities increased 2% due to the lower hydro output and increased requirements.

        Purchased power expense decreased 4% in 1997 due to new power and transmission agreements with Consumers Energy Company.

        During 1996, power purchased from other utilities increased 2% due to increased requirements. Purchased power expense decreased 3% in 1996 because of purchases from a lower cost supplier for part of the Company's requirements.

        Other operations and maintenance expenses increased 44% over 1996, primarily due to merger and early retirement costs. Early retirement costs reflect the cost of enhanced pension and other post-employment benefits for those employees meeting certain age and service requirements, which qualify them for an early retirement. Merger related costs, which are not deductible for tax purposes, include legal and consulting fees associated with ESELCO's plan of merger with WEC.

        Administrative and general expenses increased 42% in 1997. During 1997, the Company incurred legal expenses related to its new power contract with Consumers Energy Company and other FERC regulatory matters. Administrative and general expenses also reflect amortization of costs related to the settlement of the Manistique Harbor environmental matter discussed in the Environmental Matters section of this discussion. The 1997 expenses also include an accrual for the Directors' Pension Liability.

        Depreciation and amortization increased 5% in 1997 due to an increase in depreciable assets. Income taxes decreased 54% in 1997 because of lower taxable income, reflecting the early retirement costs.

        During 1996, other operation and maintenance expenses increased 9% from 1995 figures. Payroll and associated benefit costs increased 9% in 1996 due to increases in employee benefit costs. Major maintenance and fuel and water expenses increased 20% and 16%, respectively. Depreciation and amortization expense increased 5% during 1996 due to an increase in depreciable assets. Income taxes increased 12% in 1996 because of higher taxable income.

        Based on the previously described changes, earnings per common share restated for stock dividends were $.06 in 1997, as compared to $1.80 in 1996 and $1.56 in 1995. Excluding the effects of merger related expenses, early retirement costs, and the adjustment to unbilled revenue, earnings per common share restated for stock dividends would have been $1.89, or an increase of 5% for 1997, as compared with a 15% increase for 1996.

Rates and Regulatory Matters

        On August 22, 1995, Edison Sault filed an application with the MPSC for authority to implement price cap regulation. In the application the Company proposed that its base rates be capped at present levels, that its existing Power Supply Cost Recovery (PSCR) factor be rolled into base rates, and that its existing PSCR Clause be suspended. The Company published the required notice of opportunity to comment or request a hearing. We received no comments, and on September 21, 1995, the MPSC approved the Company's application subject to the modification that the Company gives thirty days notice rather than two weeks notice for rate decreases. The Company will file an application by October 1, 2000, to address its experience under the price cap mechanism. With the latter modification the price cap authorization represents an experimental regulatory mechanism. The order also allows Edison Sault to file an application seeking an increase in rates only under extraordinary circumstances.

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

        On January 21, 1998, the Michigan Court of Appeals rejected the Attorney General's appeal, affirming the MPSC Order. The Attorney General has asked the Michigan Supreme Court to review the lower court's ruling.

        During 1997, the Company reached a settlement agreement with Consumers Energy Company on several contractual issues related to its purchase of power and transmission service from Consumers. The agreement which has received approval from FERC staff and the FERC Administrative Law Judge is awaiting a FERC final order. Based on the terms of the settlement, Edison Sault recorded a receivable and a corresponding decrease to purchased power expense in the amount of approximately $1.2 million.

        The Company is also currently intervening in the Consumers Energy Open Access Transmission Tariff proceeding before FERC. The ultimate outcome of this proceeding is unknown at this time and, accordingly, the Company has not recorded anything in anticipation of a resolution to this matter.

        Because of the Price Cap Order and other potential changes in the industry, the Company continually reviews the applicability of accounting under SFAS 71. As previously stated, the Price Cap Order is a five-year experimental regulatory mechanism containing language allowing Edison Sault to seek rate relief for costs incurred under extraordinary circumstances. Based on a current evaluation of the factors affecting the applicability of SFAS 71, the Company has determined that it is currently appropriate to continue accounting according to SFAS 71.

        In the event the Company was to stop accounting under SFAS 71, the accounting impact would be an extraordinary after-tax non-cash charge to earnings in an amount represented largely by any unamortized net regulatory assets existing then. The Company's regulatory assets and liabilities are shown in Note B to the Financial Statements.

Liquidity and Capital Commitments

Investing Activities:

        ESELCO invested $8,070,000 in net property, plant, and equipment in 1997. Included in this amount is approximately $3,662,000 related to the acquisition of a 138 KV submarine circuit at the Straits of Mackinac from Consumers Energy Company and approximately $1,402,000 for the construction of the new transmission line discussed below. Besides investments in net property, plant, and equipment, $3,510,000 was spent in 1996 to resolve the environmental issue discussed under Environmental Matters.

        For the three-year period ending December 31, 1997, ESELCO made a net investment of $15,777,000 in property, plant, and equipment.

Capital Requirements:

        In October 1994, Edison Sault entered a construction and joint use agreement with Wisconsin Electric Power Company, Upper Peninsula Power Company, and Cloverland Electric Cooperative. This agreement specifies each party's responsibility in the construction of a new transmission line from Arnold, Michigan, to Manistique, Michigan. Edison Sault commenced construction of this new line during 1997. This project has an expected completion date of mid-1999. Edison Sault expects that its share of the cost of this project will be approximately $10.5 million with approximately $1.9 million of this being spent through December 31, 1997. The Company expects to invest $4 million in this project during 1998 and $4.6 million in 1999.

        ESELCO's capital requirements for maturing long-term debt and sinking funds total $16.8 million for the five-year period 1998 - 2002. See Note C-Long-term Debt in the Notes to the Financial Statements.

Cash Provided by Operating and Financing Activities:

        For the year ended December 31, 1997, cash provided by operating activities totaled $4,904,000. After payment of dividends, internal sources of funds provided 56% of the capital requirements for the three-year period ending December 31, 1997. In 1997, ESELCO paid dividends of $1,772,000 which exceeded its net income by a substantial margin. However, adjusting net income for non-recurring merger, early retirements costs, and the unbilled revenue adjustment, the dividend payout ratio would have been 59%. The dividend payout ratio in 1996 and 1995 was 58% and 62%, respectively.

        During 1996, Edison Sault borrowed $3.2 million under a bank term loan agreement. The proceeds of this loan were used for payment to the U.S. Environmental Protection Agency in settlement of the issue discussed under environmental matters. In December of 1997, ESEG borrowed $3.7 million under a bank secured term loan agreement for the acquisition of a 138 KV submarine circuit from Consumers Energy Company. To date, the Company has used its short-term line of credit to meet capital requirements related to the new transmission line construction project. The Company is in the process of securing construction financing for this project.

        Edison Sault has FERC authority to issue up to $10 million in short-term obligations. Included in this authority is a bank line of credit at the prime rate. In addition, Edison Sault has authority to issue short-term thrift notes to Michigan residents. The Company's short-term financing requirements relate primarily to financing customer accounts receivable, unbilled revenues resulting from cycle billing, and capital expenditures until permanently financed. At December 31, 1997, the Company had approximately $4.7 million of unused bank line of credit and additional energy thrift note authority. These two sources of short-term financing have been sufficient to meet the Company's short-term capital requirements.

        ESELCO's shareholders reinvested approximately $207,000 through the Dividend Reinvestment Plan (DRP) in 1997. ESELCO suspended its DRP with the announcement of its planned merger with WEC, thus the funds received represent dividends reinvested for just the first quarterly dividend payment in 1997. During 1996 and 1995, ESELCO shareholders reinvested $711,000 and $536,000, respectively.

        Edison Sault also has authority to issue up to $10 million in Long-term Energy Thrift Notes to Michigan residents. At December 31, 1997, there were $6,424,000 of Long-term Energy Thrift Notes outstanding, of which $4,744,000 are classified as long-term debt on the statement of financial position.

        At December 31, 1997, the Company's long-term debt from First Mortgage Bonds totaled $6,170,000. The First Mortgage Bonds are secured by the utility plant of Edison Sault. At December 31, 1997, there was approximately $11.7 million of unutilized bond financing capability resulting from plant additions and bond retirements.

        At December 31, 1997, there was approximately $15.3 million of long-term credit available under the Company's First Mortgage Bond Indentures and long-term Energy Thrift Note authorization.

Capital Structure:

        ESELCO has historically maintained a relatively high ratio of common equity to total capitalization because of its earnings growth, dividend reinvestment plan, and low payout ratio. With the non-recurring merger, early retirement charges, and unbilled revenue adjustment during 1997, and the increase in short-term borrowings, common equity represented 43% of total capitalization as compared to 49% in both 1996 and 1995.

        The capital structure of ESELCO is illustrated below:

Capitalization at December 31st:                           1997             1996            1995
                                                      ---------------- --------------- ----------------

Common Equity                                               43%             49%              49%
Long-term Debt (Including current maturities)               48%             48%              41%
Short-term Debt                                             9%               3%              10%
                                                      ---------------- --------------- ----------------

         Total                                             100%             100%            100%

         With ESELCO's unutilized short and long-term financing sources, ESELCO believes it is well positioned to finance its future capital requirements.

Environmental Matters

         Edison Sault, in 1993, received notification from the U.S. Environmental Protection Agency (U.S. EPA) that they were naming it a "Potentially Responsible Party" at the Manistique River/Harbor Area of Concern (AOC) in Manistique, Michigan. There were many other potentially responsible parties, some of whom the U.S. EPA has notified.

         The U.S. EPA, with the Michigan Department of Natural Resources, identified the Manistique River and Harbor as an "Area of Concern" (AOC) due to PCBs that have been found in that area. We submitted an Environmental Engineering/Cost Analysis (EECA) to the U.S. EPA that provided an analysis of various methods of remediation for the harbor. The EECA presented six alternatives of remediation action and ultimately recommended a remediation method of in-place capping. Management believed this to be the most prudent course of action. Although the total ultimate cost of specific remedial action and Edison Sault's potential liability were not known then, management had estimated Edison Sault's minimum cost of this remedy to be $2.9 million. That figure represented an increase of $1.9 million from the amount recorded during 1994. We incurred certain other expenditures for investigation of any necessary remedial action that are reflected in the accompanying financial statements. Future costs related to this issue are not expected to have a material impact on Edison Sault's financial position or future results of operations.

         During 1995 and 1996, the U.S. EPA agreed to allow the PRPs to remediate the harbor through in-place capping at a total cost of $6.4 million, with the Edison Sault portion costing $3.2 million. Through further negotiations, the U.S. EPA and the PRPs agreed to a cash-out settlement under which the PRPs would pay to the U.S. EPA the $6.4 million cost of capping for the right to be absolved from any future legal actions concerning PCB pollution. To effect this settlement, all parties in December 1996 executed an Administrative Order on Consent with payments made to the U.S. EPA before year-end 1996.

         To date, Edison Sault has incurred a total cost of $3.6 million in this project. Edison Sault has retained legal assistance to start a process of recovering these costs through several insurance entities. The certainty and magnitude of insurance recovery are unknown at this time.

         Edison Sault believes that the costs discussed above, including the payment to the U.S. EPA to be relieved of future liability, is a legitimate cost of doing business and would be recoverable through utility rates. Further, in November 1993, the MPSC issued an order authorizing Edison Sault to defer and amortize, over a period not to exceed ten years, environmental assessment and remediation costs associated with the Manistique River AOC. Therefore, Edison Sault has recorded a regulatory asset for $3.2 million, and unreimbursed cost of $300,000, for a total of $3.5 million, which the Company began amortizing in 1997.

         In late 1997, Edison Sault was notified by the U.S. EPA that investigations were being conducted on a separate site (Trinity Chemicals) in Kansas City, Missouri, to which Edison Sault may have shipped PCB related materials during the 1980s under legal, appropriate, and accepted industry standards. While Edison Sault is in the process of answering various U.S. EPA interrogatories, preliminary data show that the Company appears to have been a very minor contributor to this site.

Year 2000

         The Company has evaluated the impact that the year 2000 issue would have on its existing reporting systems and has determined that the most cost effective solution will be realized with the acquisition of new systems, which are year 2000 compliant, and consolidation of some systems with those of Wisconsin Energy Corporation.

         The Company does not believe the cost of implementing this solution will have a material adverse financial impact on its financial position or future results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are included in Part IV of this report and are incorporated herein by reference.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)      Identification of directors.

         The following directors of ESELCO have been elected for three years, terms expiring on the years indicated below.


--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------


           Name, Position with the Company                       Director     Amount and Nature of      Percent
           and Business Experience During                        Since (1)    Beneficial Ownership         of
               the Past Five Years (1)                  Age                   February 1, 1998 (2)        Class
--------------------------------------------------------------------------------------------------------------------
(term expiring in 2000)
--------------------------------------------------------------------------------------------------------------------
WILLIAM R. GREGORY, Director                             58        1972                43,047 Shares      2.7%
President of the ESELCO, Inc., and
   Edison Sault
Director - First of America, Michigan NA
Sault Ste. Marie,  Michigan
--------------------------------------------------------------------------------------------------------------------
JAMES S. CLINTON, Director                               57        1975                 9,210 Shares     (3)(4)
Chairman, President, & CEO Leggoons, Inc.
   (Consumer Products Manufacturer)
Omaha, Nebraska
--------------------------------------------------------------------------------------------------------------------
(Term Expiring in 1998)
--------------------------------------------------------------------------------------------------------------------
THOMAS S. NURNBERGER, Chairman                           79        1977                34,909 Share s     2.2%
Chairman of the Board of ESELCO, Inc., and
   Edison Sault Electric Company
Montague, Michigan
--------------------------------------------------------------------------------------------------------------------
ALLAN L. GRAUER, Vice Chairman                           67        1986                 4,812 shares       (3)
Vice Chairman of  ESELCO, Inc., and Edison
   Sault Electric Company
Counsel to the firm of Kutak Rock
Omaha, Nebraska
--------------------------------------------------------------------------------------------------------------------
(Term expiring in 1999)
--------------------------------------------------------------------------------------------------------------------
DAVID K. EASLICK, Director                               77        1986                 2,740 shares       (3)
Director of Michigan Bell Telephone Company
North Naples, Florida
--------------------------------------------------------------------------------------------------------------------
All Directors and Officers as a Group ( 13 persons)                                   179,728 Shares  11.3%(5) (6)
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------

(1) Includes time as Director and Officer of subsidiary and predecessor
    - Edison Sault.
(2) Inclusive of the individual's beneficial interest in common shares held by the Employee Incentive
    Investment and Stock Ownership Plan because the individuals have the right to vote such shares. Mr. Hubbard, Vice President - Finance of the Company, has the power to vote and the power to sell all 28,150 held in the Bargaining Unit Savings Plan as Trustee. The shares held in the Bargaining Unit Savings Plan are not included in this table.
(3) Less than 1%.
(4) Includes 6,051 shares in C.E. Clinton Family Trust stock account for which Mr. Clinton is the trustee.
(5) Includes the Vice President - Engineering, Vice President -
    Operations, Assistant Vice President Operations, and Assistant Vice President - Information Systems, who are officers of Edison Sault, but are not officers of the Company, who collectively own 24,557 shares of Company stock, which includes shares vested to their accounts in the Employee Incentive Investment and Stock Ownership
    Plan.
(6) Includes shares administered and awarded through the Restricted
    Stock Bonus Plan approved by shareholders at the 1996 ESELCO, Inc.,
    Annual Meeting.

         (b)      Identification of executive officers.

         The following officers of the Company were elected for one year or until their successors have been elected and have qualified at the annual Organizational Meeting of the Board of Directors last held in May 1997. All executive officers except Messrs. Beedy, Maas, Jirikovic, and Schemanski hold identical positions with Registrant.


                Name               Age      Since             Position  with  Company
         --------------------      ---      -----             -----------------------
         Thomas S. Nurnberger       79      1980              Director - Chairman of the Board

         William R. Gregory         58      1972              Director - President

         James L. Beedy             59      1986              Vice President - Engineering

         David R. Hubbard           58      1977              Vice President - Finance

         Donald Sawruk              50      1994              Executive Vice President
                                            1989              Vice President
                                            1987              Secretary

         Steven L. Boeckman         43      1993              Vice President
                                            1991              Treasurer

         Donald C. Wilson           42      1995              Secretary

         Ernest H.  Maas            41      1997              Vice President - Operations
                                            1996              Assistant Vice President - Engineering

         David H.  Jirikovic        45      1996              Assistant Vice President  - Operations

         Paul A.  Schemanski        34       1996             Assistant Vice President - Information
                                                              Systems



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

                  There have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability and integrity of any director or executive officer during the past five years.

ITEM 11. EXECUTIVE COMPENSATION AND TRANSACTIONS

         The Company has three subsidiaries - Edison Sault Electric Company ("Edison Sault"); Northern Tree Service, Inc.; and ESEG, Inc. ESELCO, Inc. is a holding company and does not engage in any business on its own. Officers' salaries and Directors' fees are paid by Edison Sault only. Therefore, the following information is provided with respect to Edison Sault.

         The base compensation for 1997 for each person whose cash compensation exceeded $100,000 and for all executive officers as a group was as follows:



                                                  SUMMARY COMPENSATION TABLE

                                             Annual Compensation                         Awards                  Payout

                                                                                                Securities           All
                                                                Other Annual     Restricted     underlying    LTIP   Other
    Name and Principal                  Salary        Bonus     Compensation       Stock         Options/    Payout  Compensation
         Position             Year        ($)          ($)         ($)(1)      Award(s)($)(2)    SARs (#)     ($)       ($)
            (a)                (b)        (c)          (d)           (e)            (f)            (g)        (h)       (i)
William R. Gregory            1997     $176,244          -0-    $ 26,891(i)         $ 9,000           -0-     -0-        -0-
President & CEO

William R. Gregory            1996     $167,077          -0-       $ 19,790        $222,960           -0-     -0-        -0-
President & CEO

William R. Gregory            1995     $159,903          -0-       $ 18,103             -0-           -0-     -0-        -0-
President & CEO

Donald Sawruk                 1997     $123,532      $10,000   $ 15,474(ii)          $9,000           -0-     -0-        -0-
Exec. V.P. & COO

Donald Sawruk                 1996     $116,538          -0-        $10,637        $222,960           -0-     -0-        -0-
Exec. V.P. & COO

Donald Sawruk                 1995     $106,538          -0-        $10,923             -0-           -0-     -0-        -0-
Exec. V.P. & COO

David R. Hubbard              1997     $101,927          -0-    $14,553(ii)          $3,600           -0-     -0-        -0-
V.P. - Finance

David R. Hubbard              1996      $98,615          -0-        $12,075         $83,610           -0-     -0-        -0-
V.P. - Finance

David R. Hubbard              1995      $94,615          -0-        $11,022             -0-           -0-     -0-        -0-
V.P. - Finance



(1) Other includes life insurance, transportation allotment, and contributions to savings plans.

(1) (ii) Of William R. Gregory's other compensation totaling $26,891 for 1997, a vehicle allotment in an amount of $9,197 and an amount of $16,269 in contributions to his savings plans are included in the total other annual compensation.

(1)(ii) Of Donald Sawruk and David R. Hubbard's other compensation of $15,474 and $14,553, respectively, amounts of $11,373 and $9,558 in contributions to their savings plans are included in the total other annual compensation.

(2) The dollar value of shares listed in the table was based upon the number of shares multiplied by the market value of the shares on the date of award. The dollar value of the shares awarded to Messrs. Gregory and Sawruk, as of December 31, 1997, was $328,611, and for Mr. Hubbard the dollar value was $123,229.

         Employees of Edison Sault not covered by a collective bargaining contract may become participants in the Pension Plan. To become a participant, such an employee has also to complete one year of continuous service of at least 1,000 hours of service as a permanent full-time employee of Edison Sault. Under the plan's current benefit formula, which applies to services beginning December 31, 1991, the annual normal retirement allowance payable to a member on his normal retirement date will be equal to 1.2% of the member's final average compensation, multiplied by his years of credit service up to 35 years (including pre-1991 service) and .75% of the member's final average compensation multiplied by his years of service over 35 years. Benefits attributable to service prior to December 31, 1991, were calculated under the prior formula and required transition rules for the 1989-1990 plan years will reflect changes in the final average compensation prior to retirement. The final average compensation means the average of the highest five full years of compensation paid to the member. For a member who retires with less than five years of compensation, such final average compensation shall be the average of the compensation for those lesser number of years. The compensation covered by the Plan is the regular remuneration paid to an employee for services rendered to Edison Sault during a Plan year, excluding any bonuses, pay for overtime, and special pay. The normal retirement allowance is payable monthly to the member during his life. After the member's death, an allowance of one-half the unreduced normal retirement allowance is payable to the member's spouse under most circumstances.

         Edison Sault also maintains an unfunded non-qualified Supplemental Executive Retirement Plan which covers all executive officers. The Supplemental Plan provides three layers of benefits. The first layer pays the difference, if any, between the maximum allowable benefit and the Pension Plan benefit. The second layer preserves the benefit levels produced by the Pension Plan formula in effect prior to December 31, 1991. The third layer provides up to five years of prior service credit for related employment prior to joining Edison Sault. Messrs. Nurnberger, Gregory, Hubbard, Beedy, Sawruk, Boeckman, Wilson, Maas, Jirikovic, and Schemanski are covered by the Supplemental Plan. The following table contains maximum annual total projected pension benefits for Supplemental Plan participants retiring at age 62.


-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------
                                    Pension Benefits Payable at Age 62
-----------------------------------------------------------------------------------------------------------
    Final Average
     Compensation                                   Years of Credited Service
-----------------------------------------------------------------------------------------------------------
                                20                   25                   30                   35
-----------------------------------------------------------------------------------------------------------
              $ 60,000          $ 19,200             $ 22,800             $ 26,400             $ 30,000
-----------------------------------------------------------------------------------------------------------
                75,000            24,000               28,500               33,000               37,500
-----------------------------------------------------------------------------------------------------------
                90,000            28,800               34,200               39,600               45,000
-----------------------------------------------------------------------------------------------------------
               120,000            38,400               45,600               52,800               60,000
-----------------------------------------------------------------------------------------------------------
               150,000            50,100               59,600               69,200               78,700
-----------------------------------------------------------------------------------------------------------
               200,000            70,000               83,500               97,000              110,500
-----------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------



         Edison Sault has an Employee Incentive Investment and Stock Ownership Plan which is a qualified plan for federal tax purposes. The purposes of the Plan are to stimulate interest in the improvement and progress of Edison Sault by encouraging ownership of the Company Common Stock and to permit tax deferred employee contributions under Section 401(k) of the Internal Revenue Code.

         Subject to statutory limits, Plan participants may contribute on either a pre-tax or a post-tax basis through payroll deduction from 2% to 12% of their earnings to be invested at the employee's election among a number of investment funds offered by the Plan. For any amount the employee contributes up to 8% of earnings, Edison Sault may contribute up to an additional 2.0%, depending on profitability. Of the Edison Sault 1997 contributions, $12,037 and $61,398 were unconditionally vested in 1997 for Mr. Gregory, and for the executive officers as a group, respectively. Directors who are not officers of Edison Sault are compensated at the rate of $1,423 per month. During 1997, there were six (6) Special Meetings for which the non-employee Directors of the Company were paid a fee of $1,000. Directors who are officers of Edison Sault receive no fees for service on the Board of Directors.

         Directors who are not employees of ESELCO, Inc., or its subsidiaries, are eligible to participate in the Directors' Retirement Plan. Each eligible Director will receive one-twelfth (1/12) of a year of Credited Service for each month during which he serves as a Director for at least fifteen (15) days. The Directors' Retirement Plan provides each eligible participant with monthly retirement payments equal in an amount to the monthly Directors' fee in effect on the date that the Director retires, which such monthly retirement payment shall continue for a number of months equal to the lesser of: (i) 120 months or
(ii) the retired Director's months of Credited Service. In lieu of receiving these monthly retirement payments, any such Director may elect to receive an alternative form of payment of equivalent actuarial value to the total of monthly retirement payments that such Director would otherwise receive under the formula described in the preceding sentence. The Board reserves the right to amend or terminate the plan at any time and for any reason.

         Effective December 23, 1988, and amended November 12, 1991; August 17, 1995; and August 15, 1996, Edison Sault entered executive severance agreements with each of its nine executive officers. Under these agreements, Edison Sault has agreed to make certain severance payments to any executive officer in case of change in ownership or control of Edison Sault and the executive officer's subsequent termination of employment relating to, or resulting from, such change.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT

         See item 10(a).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT
         SCHEDULES AND REPORTS ON FORM 10-K

   (a)   1.  Financial Statements

                                           ESELCO, INC.
                          CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                                  December 31          December 31
                                                                     1 9 9 7             1 9 9 6
                                                                  -----------          -----------

ASSETS:

        ELECTRIC PLANT, at original cost                          $80,034,217          $71,802,321
           Less - Accumulated depreciation                         32,627,532           29,671,038
                                                                  -----------          -----------
                                                                  $47,406,685          $42,131,283
           Asset acquired under capital lease                               0            2,851,622
                                                                  -----------          -----------
                                                                  $47,406,685          $44,982,905
        CURRENT ASSETS:

           Cash                                                      $282,441             $293,883
           Accounts receivable, less reserve of $32,000             3,854,789            2,999,783
           Unbilled revenue                                         1,145,572            1,693,826
           Materials and supplies, at average cost                  1,156,667            1,148,046
           Prepayments                                              2,303,447            1,966,932
                                                                  -----------          -----------
                                                                   $8,742,916           $8,102,470
        OTHER ASSETS:

           Debt expense, being amortized                              $21,152              $28,972
           Regulatory asset                                         3,164,400            3,510,181
           Other                                                      594,255              531,193
                                                                  -----------          -----------
                                                                   $3,779,807           $4,070,346
                                                                  -----------          -----------
                                                                  $59,929,408          $57,155,721
                                                                  -----------          -----------
                                                                  -----------          -----------
STOCKHOLDERS' INVESTMENT AND LIABILITIES:
        CAPITALIZATION (See Statement):

           Common equity                                          $19,257,039          $20,234,722
           Preferred stock                                                  0                    0
           Long-term debt (less current portion)                   17,378,321           16,898,187
                                                                  -----------          -----------
                                                                  $36,635,360          $37,132,909
                                                                  -----------          -----------
        OTHER NONCURRENT LIABILITIES:

           Obligation under capital lease                                  $0           $2,775,905
                                                                  -----------          -----------
        CURRENT LIABILITIES:
           Notes payable                                           $3,863,500           $1,119,000
           Current portion of long-term debt                        4,033,177            2,877,323
           Current portion of lease obligation                              0               75,717
           Accounts payable                                         2,199,204            2,143,082
           Dividends declared                                         446,090              415,960
           Accrued taxes                                            2,361,277            1,754,101
           Current deferred income taxes                              205,020               66,755
           Accrued interest                                           159,260              166,215
           Other                                                      245,657              270,116
                                                                  -----------          -----------
                                                                  $13,513,185           $8,888,269
                                                                  -----------          -----------
        DEFERRED CREDITS:

           Deferred income taxes                                   $3,242,976           $4,454,626
           Net regulatory liability                                 1,085,514            1,193,526
           Unamortized investment tax credit                          806,421              873,181
           Other                                                    4,645,952            1,837,305
                                                                  -----------          -----------
                                                                   $9,780,863           $8,358,638
                                                                  -----------          -----------
                                                                  $59,929,408          $57,155,721
                                                                  -----------          -----------
                                                                  -----------          -----------

        See notes to financial statements.

                                                 E S E L C O, INC.
                                      CONSOLIDATED STATEMENT OF CAPITALIZATION



                                                                           December 31                  December 31
                                                                             1 9 9 7                      1 9 9 6
                                                                         -------------------       ----------------------
                                                                         AMOUNT            %       AMOUNT              %

COMMON EQUITY:
     COMMON STOCK, par value $.01 per share

                                              1997        1996
                                           ---------    ---------
           Authorized shares               9,840,000    3,000,000
                                           ---------    ---------
                                           ---------    ---------
           Outstanding shares              1,593,180    1,540,592            $15,932                    $15,406
                                           ---------    ---------
                                           ---------    ---------
     Capital surplus                                                      19,256,710                 17,331,579

     Retained earnings                                                       787,037                  4,204,585

     Unearned compensation - ESOP and

        Restricted Stock Bonus Plan                                         (802,640)                (1,316,848)
                                                                         ------------              -------------

                                                                         $19,257,039     53%        $20,234,722       54%
                                                                         ------------              -------------

PREFERRED STOCK, value $.01 per share,
  authorized 160,000 shares                                                       $0      0%                 $0        0%
                                                                         ------------              -------------


LONG-TERM DEBT of Subsidiaries (less current portion) First Mortgage Bonds:

        Series D,  7.00%, due 1998                                                $0                   $855,000
        Series F, 10.31%, due 2001                                           900,000                  1,200,000
        Series G, 10.25%, due 2009                                         4,070,000                  4,440,000
        Series H,  7.90%, due 2002                                         1,200,000                  1,500,000

     Energy Thrift Notes, 6.55%-8%, due 1997-2007                          4,744,000                  5,355,000

     Equipment Loan, floating rate, due 1998                                       0                    147,786

     ESOP Loans of the Corporation,

        floating rate, due 2000 - 2001                                       126,502                    421,110

     Term Loans, floating rate, due 1999-2002                              6,337,819                  2,979,291
                                                                         ------------              -------------

                                                                         $17,378,321     47%        $16,898,187       46%
                                                                         ------------              -------------

           TOTAL CAPITALIZATION                                          $36,635,360    100%        $37,132,909      100%
                                                                         ------------   ----       -------------
                                                                         ------------   ----       -------------
See notes to financial statements.



                                E S E L C O, INC.
               CONSOLIDATED STATEMENT OF CHANGES IN COMMON EQUITY

                                                       Common Stock                                                        Total
                                                                              Capital       Retained     Unearned          Common
                                                      Shares      Amount      Surplus       Earnings    Compensation       Equity
                                                    ---------   ---------   -----------   -----------  -------------    -----------
Balance at January 1, 1995                          1,373,138     $13,731   $13,117,216    $4,255,939      ($315,917)   $17,070,969
     3% Stock Dividend                                 41,061         411       887,739      (894,585)                       (6,435)
     Common Stock issued under Dividend Plan           23,776         238       536,143                                     536,381
     Net income                                                                             2,364,966                     2,364,966
     Unearned compensation - ESOP                                                                           (126,454)      (126,454)
     Cash Dividends - Common Stock, $.97
       per share (a)                                                                       (1,475,429)                   (1,475,429)
                                                    ---------   ---------   -----------   -----------  -------------    -----------
Balance at December 31, 1995                        1,437,975     $14,380   $14,541,098    $4,250,891      ($442,371)   $18,363,998
     3% Stock Dividend                                 43,129         431     1,202,005    (1,210,551)                       (8,115)
     Common Stock issued under
       Dividend Reinvestment Plan                      27,988         280       710,571                                     710,851
     Net income                                                                             2,798,085                     2,798,085
     Unearned compensation - ESOP &
       Restricted Stock Bonus Plan                     31,500         315       877,905                     (874,477)         3,743
     Cash Dividends -
       Common Stock, $1.04 per share (a)                                                   (1,633,840)                   (1,633,840)
                                                    ---------   ---------   -----------   -----------  -------------    -----------
Balance at December 31, 1996                        1,540,592     $15,406   $17,331,579    $4,204,585    ($1,316,848)   $20,234,722
     3% Stock Dividend                                 45,835         458     1,718,355    (1,740,766)                      (21,953)
     Common Stock issued under
       Dividend Reinvestment Plan                       6,753          68       206,776                                     206,844
     Net income                                                                                94,746                        94,746
     Unearned compensation - ESOP &
       Restricted Stock Bonus Plan                                                                           514,208        514,208
     Cash Dividends -
       Common Stock, $1.11 per share (a)                                                   (1,771,528)                   (1,771,528)
                                                    ---------   ---------   -----------   -----------  -------------    -----------
Balance at December 31, 1997                        1,593,180     $15,932   $19,256,710      $787,037      ($802,640)   $19,257,039
                                                    ---------   ---------   -----------   -----------  -------------    -----------
                                                    ---------   ---------   -----------   -----------  -------------    -----------

(a)   Retroactively adjusted for stock dividends.
()    Denotes deduction.

See notes to financial statements.

                                                E S E L C O, INC.
                                        CONSOLIDATED STATEMENT OF INCOME

                                                                            for the Year Ended December 31
                                                                    1 9 9 7           1 9 9 6           1 9 9 5
                                                                  -----------       -----------       -----------
OPERATING REVENUES                                                $37,511,449       $37,499,931       $36,844,488
                                                                  -----------       -----------       -----------
OPERATING EXPENSES:
        Operation - Purchased power                               $18,128,749       $18,851,035       $19,531,448
                  - Early retirement costs                          2,330,053                 0                 0
                  - Merger related costs                              980,787                 0                 0
                  - Other                                           7,326,788         6,743,273         6,164,031
        Maintenance                                                 2,200,264         2,142,159         1,983,348
        Depreciation and amortization                               2,735,246         2,614,395         2,498,773
        Property and other taxes                                    1,707,342         1,556,351         1,560,496
        Income taxes                                                  366,788         1,247,196         1,116,784
                                                                  -----------       -----------       -----------
           Total operating expenses                               $35,776,017       $33,154,409       $32,854,880
                                                                  -----------       -----------       -----------
           Net operating income                                    $1,735,432        $4,345,522        $3,989,608
                                                                  -----------       -----------       -----------
OTHER INCOME (DEDUCTIONS), NET                                      ($28,476)         ($47,594)         ($68,773)
                                                                  -----------       -----------       -----------
ALLOWANCE FOR FUNDS USED DURING
        CONSTRUCTION                                                  $81,569                $0                $0
                                                                  -----------       -----------       -----------
INTEREST CHARGES:
        Interest on long-term debt                                 $1,567,253        $1,367,387        $1,243,954
        Other interest                                                126,526           132,456           311,915
                                                                  -----------       -----------       -----------
           Total interest charges                                  $1,693,779        $1,499,843        $1,555,869
                                                                  -----------       -----------       -----------

NET INCOME                                                            $94,746        $2,798,085        $2,364,966
                                                                  -----------       -----------       -----------
                                                                  -----------       -----------       -----------
BASIC AND DILUTIVE EARNINGS PER
  AVERAGE SHARE OF COMMON STOCK (a)                                     $0.06             $1.80             $1.56
                                                                  -----------       -----------       -----------
                                                                  -----------       -----------       -----------
CASH DIVIDENDS DECLARED PER

  SHARE OF COMMON STOCK (a)                                             $1.11             $1.04             $0.97
                                                                  -----------       -----------       -----------
                                                                  -----------       -----------       -----------
AVERAGE COMMON SHARES OUTSTANDING  (a)                              1,592,141         1,556,742         1,514,947
                                                                  -----------       -----------       -----------
                                                                  -----------       -----------       -----------

(a)       Retroactively adjusted for stock dividends.
( )       Denotes deduction.

          See Notes to Financial Statements.

                                       27

                                  ESELCO, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOW
                         for the Year Ended December 31

                                                                                        1997              1996              1995
                                                                                    -----------       -----------       -----------
NET CASH FLOWS FROM (USED BY):
OPERATING ACTIVITIES:

        Net income                                                                      $94,746        $2,798,085        $2,364,966
        Noncash expenses, revenue, losses and gains
          included in income

             Depreciation and amortization                                            2,802,573         2,706,428         2,605,376
             Deferred taxes and charge equivalent to
               investment tax credit, net of amortization                            (1,248,157)        1,073,606            58,230
             Net decrease (increase) in receivables and
               unbilled revenue                                                        (306,752)          492,259          (805,148)
             Net decrease (increase) in materials and
               supplies and prepayments                                                (345,136)         (158,153)         (613,593)
             Net increase (decrease) in accounts payable,
               accrued taxes, and other current liabilities                             638,839          (313,050)          181,086
             Increase (decrease)in interest accrued
               but not paid                                                              (6,955)          (91,758)          (78,833)
             Early retirement costs                                                   2,330,053                 0                 0
             Other                                                                      945,134           424,411            83,626
                                                                                    -----------       -----------       -----------
                  Net cash from operating activities                                 $4,904,345        $6,931,828        $3,795,710
                                                                                    -----------       -----------       -----------

INVESTING ACTIVITIES:

        Acquisition of property, plant and equipment                                ($8,131,391)      ($4,296,974)      ($3,494,997)
        Proceeds from disposals of property, plant
          and equipment                                                                  61,236            31,292            53,545
        E P A payments                                                                        0        (3,510,181)                0
                                                                                    -----------       -----------       -----------
                  Net cash used by investing activities                             ($8,070,155)      ($7,775,863)      ($3,441,452)
                                                                                    -----------       -----------       -----------

FINANCING ACTIVITIES:

        Proceeds of short-term debt                                                 $12,608,500       $10,274,000       $16,752,000
        Payments to settle short-term debt                                           (9,864,000)      (12,807,000)      (17,594,500)
        Issuance of long-term debt, net                                               4,700,000         5,701,000         2,674,000
        Payments on long-term debt                                                   (2,725,448)       (1,409,938)       (1,212,153)
        Proceeds from sale of common stock                                              206,844           710,851           536,381
        Dividends paid                                                               (1,771,528)       (1,633,840)       (1,475,429)
                                                                                    -----------       -----------       -----------
                  Net cash (used) provided by

                     financing activities                                            $3,154,368          $835,073         ($319,701)
                                                                                    -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   ($11,442)          ($8,962)          $34,557

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR                                  293,883           302,845           268,288
                                                                                    -----------       -----------       -----------

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR                                       $282,441          $293,883          $302,845
                                                                                    -----------       -----------       -----------
                                                                                    -----------       -----------       -----------

        INTEREST PAID                                                                $1,700,542        $1,644,511        $1,637,731
                                                                                    -----------       -----------       -----------
                                                                                    -----------       -----------       -----------
See notes to financial statements.

                              NOTE A - ORGANIZATION

         The consolidated financial statements include the accounts of ESELCO, Inc. (ESELCO), and its wholly-owned subsidiaries, Edison Sault Electric Company (Edison Sault); ESEG, Inc. (ESEG); and Northern Tree Service, Inc. (NTS). Edison Sault (Company) is engaged in the generation, purchase, transmission, and sale of electric energy in the Eastern Upper Peninsula of Michigan. NTS is a tree trimming subsidiary that began operation in May of 1990, but accounts for less than one percent of total consolidated operating revenues. ESEG began operations in December of 1997 when it purchased a 138 KV submarine circuit from Consumers Energy Company. ESEG leases this circuit to Edison Sault Electric Company under a FERC approved operating lease. On May 13, 1997, ESELCO and Wisconsin Energy Corporation
(WEC) entered into an Agreement and Plan of Reorganization. The Agreement provides for a merger of ESELCO and WEC.

               NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accounting records of Edison Sault are maintained in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission (FERC) and the Michigan Public Service Commission
(MPSC). The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates that could differ from actual results.

Utility Regulation

         Edison Sault accounts for the effects of regulation under Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulations." As a result, the actions of regulators affect when revenues,expenses, assets, and liabilities are recognized.

         In accordance with SFAS 71, the Company capitalizes as deferred regulatory assets costs which are expected to be recovered in future utility rates. The Company also records as deferred regulatory liabilities costs which are to be paid in the future. These consist primarily of amounts related to the adoption of SFAS 109, "Accounting for Income Taxes," and the environmental matter discussed in Note I.

Rates and Regulatory Matters

         On August 22, 1995, Edison Sault filed an application with the MPSC for authority to implement price cap regulation. In the application the Company proposed that its base rates be capped at present levels, that its existing Power Supply Cost Recovery (PSCR) factor be rolled into base rates, and that its existing PSCR Clause be suspended. The Company published the required notice of opportunity to comment or request a hearing. We received no comments, and on September 21, 1995, the MPSC approved the Company's application subject to the modification that the Company gives thirty days notice rather than two weeks notice for rate decreases. The Company will file an application by October 1, 2000, to address its experience under the price cap mechanism. With the latter modification the price cap authorization represents an experimental regulatory mechanism. The order also allows Edison Sault to file an application seeking an increase in rates only under extraordinary circumstances.

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

         On January 21, 1998, the Michigan Court of Appeals rejected the Attorney General's appeal, affirming the MPSC Order. The Attorney General subsequently requested the Michigan Supreme Court to review the lower court's ruling.

             During 1997, the Company reached a settlement agreement with Consumers Energy Company on several contractual issues related to its purchase of power and transmission service from Consumers. The agreement which has received approval from FERC staff and the FERC Administrative Law Judge is awaiting a FERC final order. Based on the terms of the settlement, Edison Sault recorded a receivable and a corresponding decrease to purchased power expense in the amount of approximately $1.2 million.

         The Company is also currently intervening in the Consumers Energy Open Access Transmission Tariff proceeding before FERC. The ultimate outcome of this proceeding is unknown at this time and, accordingly, the Company has not recorded anything in anticipation of a resolution to this matter.

         Because of the Price Cap Order and other potential changes in the industry, the Company continually reviews the applicability of accounting under SFAS 71. As previously stated, the Price Cap Order is a five-year experimental regulatory mechanism containing language allowing Edison Sault to seek rate relief for costs incurred under extraordinary circumstances. Based on a current evaluation of the factors affecting the applicability of SFAS 71, the Company has determined that it is currently appropriate to continue accounting according to SFAS 71.

         In the event the Company was to stop accounting under SFAS 71, the accounting impact would be an extraordinary after-tax non-cash charge to earnings in an amount represented largely by any unamortized net regulatory assets existing then.

         The following regulatory assets and (liabilities) were reflected in the Consolidated Balance Sheets as of December 31:





         (Thousands of Dollars)                                                   1997             1996             1995
                                                                             ------------      -----------      -----------

SAFS 109 Regulatory assets..............................................         $184             $208             $219

SAFS 109 Regulatory liability...........................................       (1,270)          (1,401)          (1,512)
                                                                              -------          -------          -------

SAFS 109 Net Regulatory liability.......................................      ($1,086)         ($1,193)         ($1,293)

Environmental Matter Regulatory asset...................................        3,164            3,510            2,850
                                                                              -------          -------          -------

Total Net Regulatory Asset (Liability)..................................       $2,078           $2,317           $1,557
                                                                              -------          -------          -------
                                                                              -------          -------          -------


         In accordance with SFAS 71, the Company had recorded a capital lease on its statement of financial position and had been amortizing the capital lease asset over the life of the lease. In December of 1997, ESEG purchased the 138 KV circuit that Edison Sault had previously leased from Consumers Energy, thus eliminating the capital lease from the Statement of Financial Position. If the Company had not accounted for this lease in accordance with SFAS 71, the asset value of the capital lease would have been approximately $660,000 less than what is reflected on its statement of financial position at December 31, 1996.

Revenues

         Edison Sault records revenue monthly, as billed, on the basis of meter readings throughout the month and includes an estimate of unbilled revenue relative to power consumed from the meter reading date to the end of the month in the current month's revenue. The Company's statement of financial position includes an estimated amount for revenues accrued but not billed as of year-end.

         For the first year presented (1995), Edison Sault was able to recover changes in its power supply cost from its residential and commercial customers through its Power Supply Cost Recovery Clause. The clause provided for an annual reconciliation of actual costs to projected costs and settlement of any over or under-collection, both with interest. Edison Sault was able, on a monthly basis, to pass on to its industrial customers substantially all changes in its power supply costs from its suppliers, as it affects these customers.

         As previously discussed, Edison Sault implemented price cap regulation January 1, 1996; and, with this change, the PSCR clause was suspended.

         Revenues resulting from sales to Cloverland Electric Cooperative represented approximately 14% of total revenues for 1997, 13% for 1996, and 12% for 1995. Revenues resulting from sales to Manistique Papers, Inc., represented approximately 12% of total revenues for each year presented.

         Customer receivables, electric sales, and resale revenues arise from operations of Edison Sault which delivers electric energy to a diversified base of residential, commercial, and industrial customers within the eastern portion of Michigan's Upper Peninsula. Edison Sault continually reviews its customers' credit-worthiness and requests deposits or refunds deposits based on that review.

Utility Plant - Electric

         Utility plant is stated at original cost, including engineering, material, labor, supervision, other related items, and an allowance for funds used during construction.

         Maintenance and repairs are charged to expense as incurred, while replacements and betterments are capitalized. Upon the sale or retirement of an asset, the original cost of the property retired, plus the cost of removal, less salvage, is charged to accumulated depreciation.

         Edison Sault depreciates the original cost of property over its estimated useful life by the straight-line method at composite rates approved by the MPSC. The composite rate was approximately 3.8% for the years presented.

Cash and Cash Equivalents

         ESELCO considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Other

         In 1995 the FASB issued SFAS 121, "Accounting for the Impairment of Long-lived Assets and Long-Lived Assets to be Disposed of." This statement imposed a stricter criterion for regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company adopted this standard on January 1, 1996. Adoption did not have an impact on the financial position or results of operations due to the regulatory structure set forth in the Price Cap Order previously discussed. This conclusion may change in the future as competitive factors influence pricing in this industry.

                             NOTE C - LONG-TERM DEBT

         Annual sinking fund requirements on First Mortgage Bonds and maturities of long-term debt for each of the five years subsequent to December 31, 1997, are:


                             (Thousands of Dollars)
                           1998            $4,033
                           1999            $4,964
                           2000            $1,805
                           2001            $2,049
                           2002            $3,960

         Substantially all of Edison Sault's utility plant is pledged as collateral for the first mortgage bonds.

         Edison Sault has authority to issue up to $10 million of long-term thrift notes to Michigan residents.

         The provisions of Edison Sault's bond indentures and the short-term line of credit agreement contain various covenants pertaining to the maintenance of debt to equity ratios and the payment of dividends. Under the most restrictive of these covenants, the declaration of cash dividends by Edison Sault is restricted to $600,000, plus net income available for common stock and capital contributions subsequent to January 1, 1992, after deducting all dividends paid on common stock. At December 31, 1997, $4,500,915 of Edison Sault's retained earnings are available for the declaration of dividends. There are no additional restrictions on ESELCO's ability to pay dividends.

                        NOTE D - STOCKHOLDERS' INVESTMENT

Earnings Per Share

         Earnings per average share of common stock are computed on the basis of the weighted average number of common shares outstanding, after giving retroactive effect to the 3% stock dividends in each year presented. Shares granted under the Restricted Stock Plan, which is described in Note H, have been included in the calculation of earnings per share for 1997. In 1997, the FASB issued SFAS No. 128 "Earnings Per Share." This statement, which required the Company to display basic and diluted earnings per share in its income statement, had no impact on the Company upon adoption in 1997.

                   NOTE E - SHORT-TERM BORROWING ARRANGEMENTS

         Edison Sault has authority to issue up to $10 million in short-term obligations. Included in this authority, Edison Sault has available a line of credit at the prime rate with a bank in its service area. In addition, Edison Sault has authority to issue short-term thrift notes to Michigan residents. These notes mature one year from the date of issue, with interest at 2.5% to 3.0% below the New York prime rate, depending on the amount of the note. Included in notes payable at December 31, 1997, are $2,143,000 in thrift notes to Michigan residents.

                 NOTE F - LEASES AND PURCHASED POWER AGREEMENTS

         Edison Sault's hydroelectric plant at Sault Ste. Marie is operated by the diversion of surplus waters of the St. Marys River. This surplus water is leased under an agreement with the Secretary of the Army, expiring in the year 2050. Annual rentals under this lease were $839,000 in 1997, $886,000 in 1996, and $759,000 in 1995 and are determined based on the amount of water used for power generation. Edison Sault also leases certain office and computer equipment and vehicles for which gross rentals were $65,000 in 1997, $73,000 in 1996, and $99,000 in 1995 under agreements that extend up to six years.

         Edison Sault purchased the output of a government-owned hydroelectric station in Sault Ste. Marie, Michigan, under a contract which expires in the year 2040. Payments under the contract were $1,914,000 annually, with modifications to such payments for power outages and the cost of designated repairs in excess of the federal share of such costs. Annual payments are subject to renegotiation every five years. During 1996, the Company renegotiated the annual payment for the five-year period starting in November of 1996. The new annual payment is $1,820,000.

         Edison Sault also purchases power from Consumers Energy Company (Consumers) under an agreement which expires in 2020, or 2010 under an early termination provision. Rates under the agreement provide for capacity and energy charges which are approved by the FERC. The cost of power purchased from Consumers totaled $12,522,000, $12,875,000, and $17,638,000 for 1997,
1996, and 1995, respectively.

         During 1996, Edison Sault reached agreement with Consumers on a new purchase power agreement which became effective January 1, 1997. Under this new agreement, Edison Sault will purchase 35 megawatts of firm power and a variable amount of interruptible power for a five-year period. After the initial five-year period, Edison is obligated to purchase a minimum of 20 megawatts of firm power through the contract term which remains the same as the previous agreement.

         During 1997, Edison Sault reached a settlement agreement with Consumers Energy Company on transmission service for the 1996 purchase power agreement. As a result of this settlement, Edison Sault recorded a receivable and a corresponding decrease in purchased power expense of approximately $1.2 million.

         During 1990, Edison Sault entered a 20-year capital lease with Consumers Power Company for two 138 KV cables across the Straits of Mackinac. In 1997, ESEG purchased these cables from Consumers a cost of $3,662,000. ESEG is leasing these cables to Edison Sault under an operating lease arrangement. Both the purchase and lease of the cables received FERC approval in 1997.

         Effective January 1, 1996, Edison Sault began purchasing 20 MW of firm capacity and energy from American Electric Power Company under the terms of two one-year contracts. This purchase replaced a portion of the capacity and energy that had been purchased under the wholesale contract with Consumers Energy Company. The cost of this power in 1997 and 1996 was $3,676,000 and $4,007,000, respectively.

         Commencing January 1, 1998, Edison Sault will purchase 20 megawatts of firm power from Wisconsin Electric Power Company under the terms of a ten-year agreement.

                             NOTES G - INCOME TAXES

         The following summarizes the components of income tax expense and reconciles the statutory Federal income tax rate to the effective rate.


                                                           Year Ended December 31,


   (Thousands of Dollars)                                       1997            1996           1995
                                                              --------       ---------       --------
Income Taxes - Currently payable                                $1,587           $155          $1,045
                                                              --------        -------        --------
             - Deferred -
                          Employee benefit
                            plans......................       ($1,047)           ($98)            $25
                          EPA matter...................          (118)          1,193               0
                          Property taxes...............             6              15              13
                          Depreciation.................             6              50             103
                                                                    -              --             ---

                                                              ($1,153)         $1,160            $141
                                                               ------          ------            ----

Amortization of deferred investment

   tax credit..........................................          ($67)          ($68)           ($69)
                                                                 ----           ----            ----

Income taxes per statement
   of income...........................................          $367         $1,247          $1,117
Allocated to other accounts............................           (42)           (31)            (38)
                                                                  ---            ---             ---

Total Income Taxes.....................................          $325         $1,216          $1,079
                                                                 ----         ------          ------

Total Income Taxes Paid................................        $1,130           $645          $1,045
                                                               ------           ----          ------


                                                    Year Ended December 31,
   (Thousand of Dollars)                              1997                            1996                             1995
                                             ---------------------------    -------------------------    ---------------------------

                                              Amount              %         Amount              %        Amount               %
                                              -------         -----         ------          -----       -------           -----
Federal income tax at

   statutory rate........................       $143          34.0%         $1,365          34.0%        $1,171           34.0%

Reduction in taxes
   resulting from -
     Capitalized costs deducted
        currently for tax
        purposes*........................         (2)         -0.4%            (1)           0.0%            (1)            0.0%

     Depreciation and pension
        differences*.....................         40           9.5%             32           0.8%            38             1.1%

     Amortization of deferred
        investment tax credit............        (67)         -15.9%           (68)          -1.7%          (69)           -2.0%

     Refund of excess deferred
        taxes resulting from
        reduction in tax rates*..........        (88)         -21.0%           (74)          -1.8%          (43)           -1.3%

     Merger related costs................         334          79.5%              0           0.0%             0            0.0%

     Other, net..........................        (35)          -8.3%           (38)          -1.0%          (17)           -0.5%

Total Income Taxes.......................        $325          77.4%         $1,216          30.3%        $1,079           31.3%

* Accounting treatment in accordance with regulatory commission policy.

         The following summarizes the principal components of ESELCO's deferred tax assets (liabilities) for the year ended December 31,





   (Thousands of Dollars)               1997           1996           1995
                                      -------       -------        -------

Property....................          ($3,569)       ($3,454)       ($3,305)

E P A Regulatory Asset......           (1,076)        (1,193)             0

Property taxes..............             (216)          (210)          (196)

Employee benefit plans......            1,402            325            209

Other.......................               11             11             11

               Total........          ($3,448)       ($4,521)       ($3,281)

Total Deferred Tax Assets...           $3,253         $2,243         $2,183

Total Deferred Tax Liabilities         (6,701)        (6,764)        (5,464)

               Total........          ($3,448)       ($4,521)       ($3,281)



                    NOTE H - PENSION PLAN AND OTHER BENEFITS

         Edison Sault has two trusteed, noncontributory, defined benefit pension plans, covering substantially all management and bargaining unit employees. Annual retirement benefits are based upon the employee's years of service and compensation level. Edison Sault's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as Edison Sault may determine to be appropriate from time to time.

         The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation for both plans was lowered to 7.25% as of December 31, 1997. In addition, the salary scale for the Bargaining Unit plan was decreased from 3.5% to 3.0%. These changes increased the projected benefit obligation as of December 31, 1997, by $296,000 for both plans. The plans' assets are invested primarily in listed debt and equity securities and ESELCO's common stock. At December 31, 1997, the pension plans held 52,196 shares of ESELCO common stock with a market value of $2,323,000. During 1997, $57,000 of dividends were paid on the shares held by the plans.

         During 1997, a special retirement program was offered to both Management and Bargaining Unit employees who met certain age and service criteria. This offer resulted in curtailment and termination expense of $1,300,000.

         The plans' funded status and expense at December 31, are as follows:



     (Thousands of Dollars)                                                1997             1996             1995

         Actuarial present value of benefit obligations:

     Vested Benefit Obligation................................           ($11,010)         ($9,032)
                                                                         ---------      ------------
                                                                         ---------      ------------

     Accumulated Benefit Obligation...........................           ($12,445)         ($9,887)
                                                                         ---------      ------------
                                                                         ---------      ------------
     Projected benefit obligation.............................           ($12,972)        ($10,696)
Plan assets at fair value.....................................             11,297            9,170
                                                                         ---------      ------------
Projected benefit obligation (in excess of) or less than
   plan assets................................................            ($1,675)         ($1,526)
Unrecognized net loss.........................................                406              766
Unrecognized net obligation at January 1, net of
   amortization...............................................               (144)              634
Additional Liability..........................................                  0            (592)
                                                                         ---------      ------------
Net Pension (liability) Recognized in the Statement of
   Financial Position.........................................            ($1,413)           ($718)
                                                                         ---------      ------------
                                                                         ---------      ------------

Net pension expense combined for both plans, included the following components:

Service cost-benefits earned during the period................               $272             $285             $211
Interest cost on projected benefit obligations................                814              755              680
Actual return on plan assets..................................             (2,238)            (623)          (1,237)
Net amortization and deferral.................................              1,529             (32)              619
Termination benefit expense...................................                523                0                0
Curtailment loss..............................................                750                0                0
                                                                          --------         --------         --------
Net Pension Expense...........................................             $1,650             $385             $273
                                                                          --------         --------         --------
                                                                          --------         --------         --------

Rates used for calculation (%):

     Discount rate                                                           7.25%            7.50%            7.00%

     Assumed rate of increase in salary levels                           3.0%-4.0%        3.5%-4.0%        3.5%-4.0%

     Expected long-term return on investments                                 9.0%             9.0%             9.0%


         Edison Sault accrues postretirement benefits (such as health care benefits) during the years an employee provides services in accordance with SFAS 106.

         The 1997 costs were calculated using the health care plan in effect January 1, 1997. The accumulated postretirement benefit obligation was calculated by the actuary as of January 1, 1997, using a discount rate of 7.5%. Effective December 31, 1997, the discount rate used for valuing the accumulated postretirement benefit obligation was lowered to 7.25%. The health care cost trend rate used by the actuary for both the January 1, 1997, and January 1, 1996, valuations was 10.6%, then decreasing gradually to 5.0% by the year 2004. A 1% increase in the health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1997, by $187,000 and the net periodic postretirement benefit cost for 1997 by $98,000.

         The special retirement offer discussed above included medical benefits which resulted in curtailment and termination expense of $612,000 in 1997.

The funded status of the postretirement benefit plan is reconciled with the recorded liability as follows:


     (Thousands of Dollars)                                           1997             1996             1995
                                                                   ---------        ---------        ---------

Accumulated Postretirement Benefit Obligation (APBO):

     Retirees.................................................       ($1,598)           ($669)           ($629)
     Eligible for retirement..................................            (9)            (209)            (205)
     Not yet eligible.........................................          (205)            (236)            (268)
                                                                   ---------        ---------        ---------
   Total APBO.................................................       ($1,812)         ($1,114)         ($1,102)
     Plan assets at fair value................................             0                0                0
                                                                   ---------        ---------        ---------
   Total APBO in excess of plan assets........................       ($1,812)         ($1,114)         ($1,102)
     Unrecognized transition obligation.......................           727            1,038            1,103
     Unrecognized net (gains)/losses..........................             0             (314)            (306)
                                                                   ---------        ---------        ---------
   Net Postretirement Benefit Liability Recognized in
    the Statement of Financial Position at December 31,.......       ($1,085)           ($390)           ($305)
                                                                   ---------        ---------        ---------
                                                                   ---------        ---------        ---------

Net postretirement benefit expense:

     Service cost.............................................           $13              $15              $14
     Interest cost............................................            79               78               86
     Amortization of transition obligation....................            61               65               65
     Net amortization and deferral............................           (14)             (13)             (13)
     Termination benefit expense..............................            96                0                0
     Curtailment loss.........................................           516                0                0
                                                                   ---------        ---------        ---------
   Net Postretirement Benefit Expense.........................          $751             $145             $152
                                                                   ---------        ---------        ---------
                                                                   ---------        ---------        ---------

Postretirement benefit expense reconciled to the accrued cost:

     Beginning net benefit liability..........................         ($390)           ($305)           ($216)
     Net benefit expense......................................          (751)            (145)            (152)
     Actual premium paid......................................            56               60               63
                                                                   ---------        ---------        ---------
   Net Postretirement Benefit Liability Recognized in
    the Statement of Financial Position at December 31,.......       ($1,085)           ($390)           ($305)
                                                                   ---------        ---------        ---------
                                                                   ---------        ---------        ---------

         Edison Sault has an employee stock ownership plan (ESOP) which covers substantially all its non-bargaining unit employees. In accordance with applicable accounting rules, ESELCO has recorded the ESOP indebtedness for the following loans in current and long-term debt on its balance sheet, with an offsetting charge to common stock equity captioned "Unearned compensation - ESOP and Restricted Stock Bonus Plan."

         In December 1992, the plan borrowed $625,000 to purchase 20,000 shares of ESELCO, Inc., common stock. Dividends and other income received by the trust and used for this debt service in 1997 were approximately $70,000. Interest expense on this debt incurred by the trust in 1997 was $8,000.

         In February 1995, the plan borrowed $357,000 to purchase an additional 15,445 shares of ESELCO, Inc., common stock. Dividends and other income received by the trust and used for this debt service in 1997 were $50,000. Interest expense on this debt incurred by the trust in 1997 was $10,000.

         In April 1997, the plan borrowed $364,000 to purchase 13,120 shares of ESELCO, Inc., common stock. Dividends and other income received by the trust and used for this debt service in 1997 were $254,000. Interest expense on this debt incurred by the trust in 1997 was $17,000.

         The market value of the total allocated shares held by the ESOP amounted to $7,498,000 at December 31, 1997.

         Edison Sault has an unfunded, nonqualified Supplemental Executive Retirement Plan (SERP) that provides benefits which are integrated with its Management Pension Plan. The projected benefit obligation for service rendered to date for the plan was $722,000 as of December 31, 1997, and the accrued liability of the plan included in ESELCO's Statement of Financial Position at December 31, 1997, was $714,000. Expense recognized under the plan in 1997 was $381,000, including $272,000 in curtailment and termination expenses.

         ESELCO has an unfunded, nonqualified Directors' Pension Plan that provides benefits to retired Directors meeting certain age and service requirements. The accrued liability of the Plan included in ESELCO's statement of Financial Position at December 31, 1997, was $356,000 which is also the amount of expense recognized during 1997.

         In May 1996, stockholders approved adoption of the Restricted Stock Bonus Plan. Under this plan ESELCO can, from time to time, grant to officers or other key employees awards of restricted stock. The maximum number of shares reserved for this purpose is 50,000 shares. In 1996, 31,500 shares, with a total fair market value of $878,000 were granted to the officers of the Company. No shares were granted in 1997. Under the terms of agreements with each of the recipients, shares are not vested for a five-year period following the grant, and the shares are forfeited if a recipient leaves the employment of the Company prior to the five-year holding period. The Restricted Stock Committee can, at their discretion, accelerate the vesting of these shares. In addition, a change in control of ESELCO, Inc., would accelerate the vesting. In accordance with SFAS 123 - Accounting for Stock Based Compensation, the Company recorded compensation expense in the amount of $176,000 in 1997.

                     NOTE I - COMMITMENTS AND CONTINGENCIES

Environmental Matters

         Edison Sault, in 1993, received notification from the U.S. Environmental Protection Agency (U.S. EPA) that they were naming it a "Potentially Responsible Party" at the Manistique River/ Harbor Area of Concern
(AOC) in Manistique, Michigan. There were many other potentially responsible parties, some of whom the U.S. EPA has notified.

         The U.S. EPA, with the Michigan Department of Natural Resources, identified the Manistique River and Harbor as an "Area of Concern" (AOC) due to PCBs that have been found in that area. We submitted an Environmental Engineering/Cost Analysis (EECA) to the U.S. EPA that provided an analysis of various methods of remediation for the harbor. The EECA presented six alternatives of remediation action and ultimately recommended a remediation method of in-place capping. Management believed this to be the most prudent course of action. Although the total ultimate cost of specific remedial action and Edison Sault's potential liability were not known then, management had estimated Edison Sault's minimum cost of this remedy to be $2.9 million. That figure represented an increase of $1.9 million from the amount recorded during 1994. We incurred certain other expenditures for investigation of any necessary remedial action that are reflected in the accompanying financial statements. Future costs related to this issue are not expected to have a material impact on Edison Sault's financial position or future results of operations.

         During 1995 and 1996, the U.S. EPA agreed to allow the PRPs to remediate the harbor through in-place capping at a total cost of $6.4 million, with the Edison Sault portion costing $3.2 million. Through further negotiations, the U.S. EPA and the PRPs agreed to a cash-out settlement under which the PRPs would pay to the U.S. EPA the $6.4 million cost of capping for the right to be absolved from any future legal actions concerning PCB pollution. To effect this settlement, all parties in December 1996 executed an Administrative Order on Consent with payments made to the U.S. EPA before year-end 1996.

         To date, Edison Sault has incurred a total cost of $3.6 million in this project. Edison Sault has retained legal assistance to start a process of recovering these costs through several insurance entities. The certainty and magnitude of insurance recovery are unknown at this time.

         Edison Sault believes that the costs discussed above, including the payment to the U.S. EPA to be relieved of future liability, is a legitimate cost of doing business and would be recoverable through utility rates. Further, in November 1993, the MPSC issued an order authorizing Edison Sault to defer and amortize, over a period not to exceed ten years, environmental assessment and remediation costs associated with the Manistique River AOC. Therefore, Edison Sault has recorded a regulatory asset for $3.2 million, and unreimbursed cost of $300,000, for a total of $3.5 million, which the Company began amortizing in 1997.

         In late 1997, Edison Sault was notified by the U.S. EPA that investigations were being conducted on a separate site (Trinity Chemicals) in Kansas City, Missouri, to which Edison Sault may have shipped PCB related materials during the 1980s under legal, appropriate, and accepted industry standards. While Edison Sault is in the process of answering various U.S. EPA interrogatories, preliminary data show that the Company appears to have been a very minor contributor to this site.

Other Commitments and Contingencies

         In October 1994, Edison Sault entered into a construction and joint use agreement with Wisconsin Electric Power Company, Upper Peninsula Power Company, and Cloverland Electric Cooperative. This agreement specifies each party's responsibility in the construction of a new transmission line from Arnold, Michigan, to Manistique, Michigan. Edison Sault commenced construction of this new line during 1997. This project has an expected completion date of mid-1999. Edison Sault expects that its share of the cost of this project will be approximately $10.5 million with approximately $8.6 million of this being spent in 1997 and 1998.

                              ARTHUR ANDERSEN LLP

                    Report of Independent Public Accountants


To the Shareholders of ESELCO, Inc.:


We have audited the accompanying consolidated statement of financial position of ESELCO, Inc., (a Michigan corporation), and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in common equity, and cash flow for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ESELCO, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                       /s/ Arthur Andersen LLP

Detroit, Michigan
February 6, 1998.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT
         SCHEDULES AND REPORTS ON FORM 10-K

         Report of Independent Public Accountants


                              ARTHUR ANDERSEN LLP


                    Report of Independent Public Accountants


To ESELCO, Inc.:


We have audited in accordance with generally accepted auditing standards, the condsolidated financial statements of ESELCO, Inc. included in the Form 10-K, and have issued our report dated February 6, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in item 14(a) is the responsibility of the company's management and is presentd for purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated fiancial statements taken as a whole.



                                       /s/ Arthur Andersen LLP

Detroit, Michigan
February 6, 1998.

     2. Financial Statement Schedules

        Included in Part IV of this report:

            Schedule II - Valuation and Qualifying Accounts

         The Report of Independent Public Accountants on
         Financial Statement Schedules for the three years ended December 31, 1997, is on page 42.

         Schedules I, III and IV are omitted as not applicable because required items or conditions are not met.

      3. List of Exhibits

         (See page 46 for Exhibit Index)

(b) The following report on Form 8-K was filed during the last quarter of the period covered by this report:



Item Reported        Financial Statements Files          Date of Report

Item 5               None                                October 7, 1997


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

                                    ESELCO, INC.

                                    (Registrant)

                                    By: /s/ William R. Gregory
                                        --------------------------------
                                        WILLIAM R. GREGORY
                                        Director and President

                                    Date: March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Thomas S. Nurnberger               /s/ David K. Easlick
------------------------------         ------------------------------
THOMAS S. NURNBERGER                   DAVID K. EASLICK
Chairman of the Board                  Director
Date: March 25, 1998                   Date: March 25, 1998





/s/ Allan L. Grauer                    /s/ James S. Clinton
------------------------------         ------------------------------
ALLAN L. GRAUER                        JAMES S. CLINTON
Director                               Director
Date: March 25, 1998                   Date: March 25, 1998





/s/ William R. Gregory
------------------------------
WILLIAM R. GREGORY
Director
Date: March 25, 1998




/s/ David R. Hubbard
------------------------------
DAVID R. HUBBARD
Vice President - Finance
Date: March 25, 1998



                                  EXHIBIT INDEX
                                    FORM 10-K

                                      1997

                                                                                                    Filed

 Exhibit No.                                                                                              By
                                         Description of Exhibit                            Herewith      Reference

     (2)        Amended and Restated Agreement and Plan of Reorganization by and among                      *
                Wisconsin Energy Corporation and ESELCO, Inc., and ESL Acquisition,
                Inc., dated as of May 13, 1997, as amended and restated as of July 11,
                1997.(6)

     (3)        (a)  Articles of Incorporation as filed on January 6, 1989.(6)                              *
                (b)  Amendment to Articles of Incorporation as filed on August 7, 1997.(6)                  *
                (c)  By-laws.(6)                                                                            *

     (4) Instruments defining the rights of security holders, including indentures:

                (a)  Mortgage and Deed of Trust as of March 1, 1952.(1)                                     *
                (b)  Supplemental Indenture dated as of February 1, 1957.(1)                                *
                (c)  Second Supplemental Indenture dated as of January 1, 1964.(1)                          *
                (d)  Third Supplemental Indenture dated as of February 1, 1968.(1)                          *
                (e)  Fourth Supplemental Indenture dated as of September 15, 1975.(1)                       *
                (f)  Fifth Supplemental Indenture dated as of October 1, 1986.(2)                           *
                (g)  Sixth Supplemental Indenture dated as of April 1, 1989.(4)                             *
                (h)  Seventh Supplemental Indenture dated as of February 15, 1992.(5)                       *
                (i)  Debenture Indenture dated as of August 1, 1973.(1)                                     *
                (j)  Form of Long-term Energy Thrift Note.(3)                                               *

     (10)       (a)  Form of Executive Severance Agreement.(6)                                              *
                (b)  1996 ESELCO, Inc., Restricted Stock Bonus Plan.(6)                                     *
                (c)  ESELCO, Inc., Directors' Retirement Plan, as amended                                   *
                     January 1, 1995.(6)
                (d)  Edison Sault Electric Company Directors' Fee Deferral Plan,                            *
                     October 1, 1989.(6)
                (e)  Edison Sault Electric Company ESELCO Directors' Fee                                    *
                     Deferral Plan, January 1, 1986.(6)
                (f)  Supplemental Executive Retirement Plan of Edison Sault                                 *
                     Electric Company, as amended as of August 17, 1995.(6)

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

Key to Exhibits Incorporated by Reference:

        (1) Filed with the Company's Registration Statement, Form S-16, No. 2-67191, filed April 2, 1980.

        (2) Filed with the Company's Form 10-K for
            1986, dated March 30, 1987, File No. 0-1158.

        (3) Filed with the Company's Registration Statement, Amendment No. 2 to Form S-3, No. 2-67191, filed February 16, 1988.

        (4) Filed with the Company's Form 10-Q for June 30, 1989, dated August 11, 1989, File No.0-17736.

        (5) Filed with the Company's Form 10-Q for March 31, 1992, dated May 13, 1992, File No. 0-17736.

        (6) Filed with the Company's Form 10-Q for June 30, 1997, dated August 11, 1997, File No. 0-17736.

        (7) Filed with the Company's Form 10-Q for December 31, 1996, File No. 0-17736

                                  ESELCO, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Column A                         Column B           Column C           Column D            Column E
                                                                                        Reserve for
                                                                                       Purposes for
                                                                     Provisions          Which the
                                              Balance Beginning        Charged            Reserve            Balance
                Description                       of Period           to Income        was Provided       End of Period

                                               YEAR ENDED DECEMBER 31, 1997

Reserve deducted from asset in                      $32,000            $76,394            $76,394             $32,000
     balance sheet
                                               YEAR ENDED DECEMBER 31, 1996

Reserve deducted from asset in                      $32,000            $69,526            $69,526             $32,000
     balance sheet
                                               YEAR ENDED DECEMBER 31, 1995

Reserve deducted from asset in                      $32,000            $52,060            $52,060             $32,000
     balance sheet
