Form 10-Q
period 1998-03-31
ESELCO INC
filed 1998-05-15
CIK 828941

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1998

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _______________________ to_______________

                            Commission File Number 0-17736

                                     ESELCO, INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

     MICHIGAN                                                  38-2785176
------------------------                                 ---------------------
(State of Incorporation)                                    (I.R.S. Employer
                                                         Identification Number)

                               725 East Portage Avenue
                           Sault Ste. Marie, Michigan 49783
                       --------------------------------------
                       (Address of principal executive offices)
                                      (Zip Code)

                                     (906) 632-2221
                 ---------------------------------------------------
                 (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   /X/      No / /

             1,593,180 shares of Common Stock, par value $.01 per share, outstanding as of June 30, 1997

                                     ESELCO, INC.

                                       Item 2.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     Operating revenues for the first three months of 1998 were 5% lower than last year, while total kilowatthour sales decreased 4%. Residential and commercial sales were down 8%, and 4%, respectively, from last year, reflecting warmer weather in 1998. Heating degree days in the first quarter of 1998 were 17% below the same period in 1997. Industrial sales were down 2% based on decreased sales to three of our four industrial customers.

     Purchased power expense decreased 8% due to lower energy rates and transmission costs.

     Other operating and maintenance expenses increased 4% during the first three months of 1998 due to an increase in payroll and pension expense.

     Interest expense increased 25%, primarily due to an increase in short-term borrowings related to the Company's construction expenditures which include a new transmission interconnection project.

     Based on the above changes, net income available for common stock decreased 32% from last year.

TWELVE MONTHS ENDED MARCH 31, 1998 AND 1997

     Operating revenues during the current twelve month period were 2% lower than a year ago. The current period revenues decreased as a result of a 1997 adjustment to unbilled revenues. Total electric sales were equal to the
prior year period.   Residential sales were down 3% during the period while
commercial sales were slightly higher than last year. Industrial sales increased 3% while resale sales were down 3% for the period.

     Purchased power expense decreased 4% due to lower costs associated with a new purchased power contract.

     Other operating and maintenance expenses were up 43% during the current twelve month period primarily due to costs related to the Company's early retirement program and costs associated with ESELCO's proposed merger with Wisconsin Energy Corporation.

     Depreciation and amortization expenses increased 5% due to the Company's ongoing construction program.

LIQUIDITY AND CAPITAL COMMITMENTS

INVESTING ACTIVITIES

     ESELCO invested $1,724,000 in property, plant, and equipment in the three-month period ending March 31, 1998. For the same period in 1997, ESELCO invested approximately $635,000 in property, plant, and equipment.

     Investment expenditures during both periods included costs associated with the planned construction of a new 138 KV interconnection with Wisconsin Electric Power Company. This project has a planned completion date of mid-1999. The Company's projected share of the cost of this project is $10.5 million.

     In December 1997,  ESEG purchased a 138 KV submarine circuit across the
Straits of Mackinac from Consumers Energy Company.   The Company had leased
these cables at an annual net lease cost of approximately $466,000. ESEG had been an inactive subsidiary of ESELCO. ESEG is leasing the cables to Edison Sault Electric Company, a wholly-owned subsidiary of ESELCO, under an operating lease arrangement. The cost of the purchase was approximately $3.7 million.

CASH PROVIDED BY OPERATING AND FINANCE ACTIVITIES

     Cash provided by operating activities for the three-month period ending March 31, 1998, and March 31, 1997, totaled $2,115,000 and $2,177,000, respectively. Dividend payments for the three months ending March 31, 1998 totaled $446,000, which represented a 90% payout ratio. For the same period in 1997, dividends totaled $433,000, which represented a 60% dividend payout ratio.

     During 1997, ESEG borrowed $3.7 million under a bank term loan agreement for its acquisition of the 138 KV submarine cables described above.

     During 1998, Edison Sault secured a construction line of credit in the amount of $11 million for the new 138 KV interconnection discussed above.

     Edison Sault has authority to issue up to $10 million in short-term obligations. Included in this authority is a line of credit in the amount of $6 million at the prime rate. In addition, Edison Sault has authority to issue short-term thrift notes to Michigan residents. The Company's short-term financing requirements relate primarily to financing customer accounts receivable, unbilled revenue resulting from cycle billing, and capital expenditures until permanently financed.

     At March 31, 1998, the Company had approximately $5 million of unused bank line of credit and additional energy thrift notes. These two sources of short-term financing should be sufficient to meet the Company's short-term capital requirements.

     ESELCO's shareholders reinvested approximately $207,000 through the dividend reinvestment plan (DRP) in the first three months of 1997.

     Effective March 24, 1997, the Board of Directors of ESELCO, Inc. declared the suspension of the Dividend Reinvestment Plan. The Dividend Reinvestment Plan has been suspended pending the potential acquisition of ESELCO, Inc. by Wisconsin Energy Corporation.

     At March 31, 1998, the long-term portion of first mortgage bonds totaled $5,870,000, a decrease of $300,000 from the December 31, 1997, amount. First mortgage bonds are secured by the utility plant of Edison Sault. At December 31, 1997, there was approximately $11.7 million of unutilized bond financing capability resulting from plant additions and bond retirements.

     Edison Sault also has authority to issue up to $10 million in long-term energy thrift notes to Michigan residents. At March 31, 1998, the long-term portion of energy thrift notes outstanding was $5,128,000, which is an increase of $384,000 over the December 31, 1997, amount.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     See Note 4 of the Notes to Financial Statements in Item 1 Part I herein.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  List of Exhibits.


Exhibit                                                                   Filed
  No.           Description of Exhibit                             Herewith By Reference
-------   -------------------------------------------              ---------------------
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

           None.

PART I. - FINANCIAL INFORMATION
     ITEM 1. - FINANCIAL STATEMENTS

                                 E S E L C O, INC.
                      CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                                                              March 31,  December 31,
                                                               1 9 9 8      1 9 9 7
ASSETS:                                                      ----------   ----------
  ELECTRIC PLANT, at original cost                          $81,733,996   $80,034,217
     Less - Accumulated depreciation                         33,373,016    32,627,532
                                                           ------------  ------------
                                                            $48,360,980   $47,406,685
  CURRENT ASSETS:                                          ------------  ------------
     Cash                                                      $248,826      $282,441
     Accounts receivable, less reserve of $40,527
       and $32,000 respectively                               4,224,550     3,854,789
     Unbilled revenue                                           860,793     1,145,572
     Materials and supplies, at average cost                  1,166,905     1,156,667
     Prepayments                                              1,948,424     2,303,447
                                                           ------------  ------------
                                                             $8,449,498    $8,742,916
  OTHER ASSETS:                                            ------------  ------------
     Debt expense, being amortized                              $19,652       $21,152
     Regulatory asset                                         2,986,440     3,164,400
     Other                                                      589,806       594,255
                                                           ------------  ------------
                                                             $3,595,898    $3,779,807
                                                           ------------  ------------
                                                            $60,406,376   $59,929,408
                                                           ============  ============
STOCKHOLDERS' INVESTMENT AND LIABILITIES:
  CAPITALIZATION (See Statement):
     Common equity                                          $19,808,103   $19,257,039
     Preferred stock                                                  0             0
     Long-term debt (less current portion)                   17,300,179    17,378,321
                                                           ------------  ------------
                                                            $37,108,282   $36,635,360
  OTHER NONCURRENT LIABILITIES:                            ------------  ------------
  CURRENT LIABILITIES:
     Notes payable                                           $4,623,000    $3,863,500
     Current portion of long-term debt                        3,194,611     4,033,177
     Accounts payable                                         2,800,624     2,199,204
     Dividends declared                                         446,090       446,090
     Accrued taxes                                            1,629,604     2,361,277
     Current deferred income taxes                              208,620       205,020
     Accrued interest                                           376,839       159,260
     Other                                                      191,233       245,657
                                                           ------------  ------------
                                                            $13,470,621   $13,513,185
  DEFERRED CREDITS:                                        ------------  ------------
     Deferred income taxes                                   $3,242,972    $3,242,976
     Net regulatory liability                                 1,048,614     1,085,514
     Unamortized investment tax credit                          789,921       806,421
     Other                                                    4,745,966     4,645,952
                                                           ------------  ------------
                                                             $9,827,473    $9,780,863
                                                           ------------  ------------
                                                            $60,406,376   $59,929,408
                                                           ============  ============

                              E S E L C O, INC.

                  CONSOLIDATED STATEMENT OF CAPITALIZATION


                                                                                    March 31,          December 31,
                                                                                     1 9 9 8               1 9 9 7
                                                                                -----------------     ----------------
                                                                                 AMOUNT       %         AMOUNT      %
                                                                                --------     ----     ----------  ----

COMMON EQUITY:
   COMMON STOCK, par value $.01 per share

                                                      1998           1997
                                                   ---------      ---------
         Authorized shares                         9,840,000      9,840,000
                                                   =========      =========
         Outstanding shares                        1,593,180      1,593,180    $    15,932          $    15,932
                                                   =========      =========
   Capital surplus                                                              19,256,710           19,256,710

   Retained earnings                                                               835,134              787,037

   Unearned compensation - ESOP and
        Restricted Stock Bonus Plan                                               (299,673)            (802,640)
                                                                               -----------          -----------
                                                                               $19,808,103    53%   $19,257,039    53%
                                                                               -----------          -----------

PREFERRED STOCK, value $.01 per share,
  authorized 160,000 shares                                                    $         0     0%   $         0     0%
                                                                               -----------          -----------

LONG-TERM DEBT of Subsidiaries (less current portion)
   First Mortgage Bonds:

      Series F, 10.31%, due 2001                                               $   900,000         $    900,000
      Series G, 10.25%, due 2009                                                 4,070,000            4,070,000
      Series H,  7.90%, due 2002                                                   900,000            1,200,000

   Energy Thrift Notes, 6.55%-8%, due 1999-2008                                  5,128,000            4,744,000

   Equipment Loan, Floating Rate, due 2003                                          41,384                    0

   ESOP Loans of the Corporation,
      floating rate, due 2000-2001                                                       0              126,502
   Term Loan, floating rate, due 1999-2002                                       6,260,795            6,337,819
                                                                               -----------          -----------
                                                                               $17,300,179    47%   $17,378,321    47%
                                                                               -----------   ---    -----------   ---

         TOTAL CAPITALIZATION                                                  $37,108,282   100%   $36,635,360   100%
                                                                               ===========   ===    ===========   ===


                          E S E L C O, INC.

                 CONSOLIDATED STATEMENT OF INCOME


                                                       The Three Months             The Twelve Months
                                                       Ended March 31,                Ended March 31,
                                                 --------------------------     -------------------------
                                                     1998           1997           1998           1997
                                                  ----------     ----------     ----------     ----------
   OPERATING REVENUES                             $9,431,913     $9,915,335    $37,028,027    $37,638,014
                                                 -----------    -----------    -----------    -----------
   OPERATING EXPENSES:
     Operation - Purchased power                  $4,586,165     $4,974,117    $17,740,797    $18,503,896
               - Early retirement costs                    0              0      2,330,053              0
               - Merger related costs                      0              0        980,787              0
               - Other                             2,030,668      1,914,244      7,443,212      6,969,443
     Maintenance                                     489,399        517,105      2,172,558      2,049,089
     Depreciation and amortization                   744,889        700,209      2,779,926      2,645,709
     Property and other taxes                        422,470        400,754      1,729,058      1,588,137
     Income taxes                                    210,672        305,200        272,260      1,329,396
                                                 -----------    -----------    -----------    -----------
       Total operating expenses                   $8,484,263     $8,811,629    $35,448,651    $33,085,670
                                                 -----------    -----------    -----------    -----------

       Net operating income                         $947,650     $1,103,706     $1,579,376     $4,552,344

   OTHER INCOME (DEDUCTIONS), NET                -----------    -----------    -----------    -----------

   ALLOWANCE FOR FUNDS USED                         ($24,937)      ($15,913)      ($37,500)      ($47,089)
    DURING CONSTRUCTION                          -----------    -----------    -----------    -----------

   INTEREST CHARGES:                                 $79,500        $39,900       $121,169        $39,900
                                                 -----------    -----------    -----------    -----------

    Interest on long-term debt                      $418,219       $390,508     $1,594,964     $1,430,833
     Other interest                                   89,806         15,223        201,109        125,192
                                                 -----------    -----------    -----------    -----------
       Total interest charges                       $508,025       $405,731     $1,796,073     $1,556,025
                                                 -----------    -----------    -----------    -----------

   NET INCOME AVAILABLE FOR COMMON  STOCK           $494,188       $721,962      ($133,028)    $2,989,130
                                                 ===========    ===========    ===========    ===========

   EARNINGS PER AVERAGE SHARE OF COMMON STOCK          $0.31          $0.45         ($0.08)         $1.90
                                                       =====          =====          =====          =====
   CASH DIVIDENDS DECLARED PER  SHARE
    OF COMMON STOCK                                    $0.28          $0.27          $1.12          $1.06
                                                       =====          =====          =====          =====

   AVERAGE COMMON SHARES OUTSTANDING               1,593,180      1,589,804      1,593,180      1,570,790
                                                 ===========    ===========    ===========    ===========


                                 E S E L C O, INC.

                         CONSOLIDATED STATEMENT OF CASH FLOW
                 FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                                    1998           1997
                                                                 ----------     ----------
NET CASH FLOWS FROM (USED BY):
OPERATING ACTIVITIES:
   Net income                                                      $494,188       $721,962
   Noncash expenses, revenue, losses and gains
     included in income
        Depreciation and amortization                               761,322        720,339
        Deferred taxes and charge equivalent to
          investment tax credit, net of amortization                (49,804)       (85,290)
        Net decrease (increase) in receivables and
          unbilled revenue                                          (84,982)      (450,085)
        Net decrease (increase) in materials and
          supplies and prepayments                                  344,785        267,470
        Net increase (decrease) in accounts payable,
          accrued taxes, and other current liabilities             (184,677)       521,541
        Increase (decrease)in interest accrued
          but not paid                                              217,579        248,662
        Other                                                       617,024        232,587
                                                               ------------   ------------
             Net cash from operating activities                  $2,115,435     $2,177,186
                                                               ------------   ------------

INVESTING ACTIVITIES:
   Acquisition of property, plant and equipment                 ($1,724,112)     ($634,748)
   Proceeds from disposals of property, plant
     and equipment                                                    9,995         46,995
                                                               ------------   ------------
             Net cash used by investing activities              ($1,714,117)     ($587,753)
                                                               ------------   ------------

FINANCING ACTIVITIES:
   Proceeds of short-term debt                                   $6,817,500     $1,235,500
   Payments to settle short-term debt                            (6,058,000)    (1,687,500)
   Issuance of long-term debt (net)                                 735,000        287,000
   Payments on long-term debt                                    (1,483,343)      (795,675)
   Proceeds from sale of common stock                                     0        206,844
   Dividends paid                                                  (446,090)      (433,257)
                                                               ------------   ------------
             Net cash used by financing activities                ($434,933)   ($1,187,088)
                                                               ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               ($33,615)      $402,345

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR              282,441        293,883
                                                               ------------   ------------
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                 $248,826       $696,228
                                                                ===========    ===========

   INTEREST PAID                                                   $286,689       $214,692
                                                                ===========    ===========
   INCOME TAXES PAID                                                     $0             $0
                                                                ===========    ===========


                                     ESELCO, INC.

                            NOTES TO FINANCIAL STATEMENTS


(1) These consolidated financial statements include the accounts of ESELCO, Inc. (ESELCO) and its wholly owned subsidiaries, Edison Sault Electric Company (Edison Sault), ESEG, Inc. and Northern Tree Service, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements as of March 31, 1998 and 1997, included herein, which are unaudited, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the results of operations for the periods presented. Sales of electricity by Edison Sault, ESELCO's major subsidiary, are affected to some degree by variations in weather conditions, and results of operations for interim periods are not necessarily indicative of results to be expected for the entire year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission, although ESELCO believes that the disclosures which are made are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in ESELCO, Inc. 1997 Annual Report on Form 10K, which incorporates by reference the financial statements in the 1997 Annual Report to Shareholders.

(2) On March 4, 1998, the Board of Directors of ESELCO declared a quarterly dividend on the common stock of 28CENTS per share, payable May 15, 1998, to stockholders of record at the close of business May 1,1998. The accompanying financial statements for the periods ending March 31, 1998, do not reflect this declared dividend.

(3) On August 22, 1995, Edison Sault filed an application with the M.P.S.C. for authority to implement price cap regulation. In the application the Company proposed that its base rates be capped at present levels, that its existing Power Supply Cost Recovery (PSCR) factor be rolled into base rates, and that its existing PSCR Clause be suspended. The Company published the required notice of opportunity to comment or request a hearing. We received no comments, and on September 21, 1995, the M.P.S.C. approved the Company's application subject to the modification that the Company gives thirty days notice rather than two weeks notice for rate decreases. The Company will file an application by October 1, 2000, to address its experience under the price cap mechanism. With the latter modification the price cap authorization represents an experimental regulatory mechanism. The order also allows Edison Sault to file an application seeking an increase in rates only under extraordinary circumstances.

     On October 23, 1995, the Attorney General for the State of Michigan filed an intervention and petition for rehearing in the Company's Price Cap Order. The Attorney General's intervention was based on the grounds that the M.P.S.C. did not have authority to approve price cap regulation. On December 21, 1995, the M.P.S.C. rejected the Attorney General's petition for rehearing. On January 19, 1996, the Attorney General filed an appeal with the Michigan Court of Appeals.

     On January 21, 1998, the Michigan Court of Appeals rejected the Attorney General's appeal, affirming the M.P.S.C. Order. The Attorney General subsequently requested the Michigan Supreme Court to review the lower court's ruling.

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

(4) Edison Sault, in 1993, received notification from the U.S. Environmental Protection Agency (U.S. EPA) that they were naming it a "Potentially Responsible Party" at the Manistique River/ Harbor Area of Concern (AOC) in Manistique, Michigan. There were many other potentially responsible parties, some of whom the U.S. EPA has notified.

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

     Edison Sault believes that the costs discussed above, including the payment to the U.S. EPA to be relieved of future liability, is a legitimate cost of doing business and would be recoverable through utility rates. Further, in November 1993, the M.P.S.C. issued an order authorizing Edison Sault to defer and amortize, over a period not to exceed ten years, environmental assessment and remediation costs associated with the Manistique River AOC. Therefore, Edison Sault has recorded a regulatory asset for $3.2 million, and unreimbursed cost of $300,000, for a total of $3.5 million, which the Company began amortizing in 1997.

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

                                        ESELCO, INC.
                                        (Registrant)


                                       /s/ Donald Sawruk
                                       -------------------------------
Date:  May 15, 1998                    DONALD SAWRUK
                                       Its President


                                       /s/ Steven L. Boeckman
                                       -------------------------------
Date:  May 15, 1998                    STEVEN L. BOECKMAN
                                       Its Vice President/Treasurer